Form 10-K
period 2023-12-31
Unusual Machines, Inc.
filed 2024-03-22
CIK 1956955

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to _________

Commission File Number:  333-270519

Unusual Machines, Inc.

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0927642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4667 1 B McLeod Rd Suite J Orlando, FL	32811
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 921-4600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01	UMAC	NYSE American

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the common stock of the registrant was not listed on any securities exchange or quoted on any automated quotation system. Accordingly, the aggregate market value of the registrant’s common stock held by non-affiliates cannot be calculated as of such date. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8.1 million as of March 21, 2024 (based on the closing sale price of $1.79 as quoted by the NYSE American as of such date).

As of March 21, 2024, there were 9,083,341 shares of the registrant’s common stock outstanding.

i

Unless we state otherwise or the context otherwise requires, the terms “Unusual Machines,” “we,” “us,” “our” and the “Company” refer to Unusual Machines, Inc., a Puerto Rico corporation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	The market and sales success of our existing and any new products;
•	our ability to raise capital when needed and on acceptable terms;
•	our ability to make acquisitions and integrate acquired businesses into our company;
•	the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months;
•	our ability to continue to operate as a going concern;
•	our limited operating history;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to manage our rapid growth and organizational change effectively;
•	changes in the political and regulatory environment and in business and economic conditions in the United States and globally;
•	geopolitical conflicts in Ukraine and Israel;
•	our ability to develop and maintain our brand cost-effectively; and
•	the other factors set forth in Part I, Item 1A, “Risk Factors” of this Form 10-K.

These forward-looking statements speak only as of the date of this Form 10-K and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

ii

PART I

Item 1.	Business

Background of Unusual Machines

Unusual Machines, Inc. (“Unusual Machines” or the “Company”) is a Puerto Rico corporation, originally incorporated July 11, 2019, with our principal place of business in Orlando, Florida. The Company was incorporated in Puerto Rico under the name “Red Cat Motor Corporation” on July 11, 2019, before changing its name to “AerocarveUS Corporation” on October 20, 2020 and then to “Unusual Machines, Inc.” on July 5, 2022. The Company is in the process of reincorporating as a Nevada corporation.

Initial Public Offering

On February 16, 2024, the Company closed its Initial Public Offering (the “IPO”) of 1,250,000 shares of common stock at a public offering price of $4.00 per share. The shares are traded on the New York Stock Exchange American (“NYSE American”). Simultaneous with the closing of the IPO, the Company acquired Fat Shark Ltd. (“Fat Shark”) and Rotor Riot, LLC (“Rotor Riot”) from Red Cat Holdings, Inc. (“Red Cat”).

The Business Combination & Business Overview

On November 21, 2022, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Red Cat and Jeffrey Thompson, the founder and Chief Executive Officer of Red Cat, pursuant to which we agreed to purchase Red Cat’s consumer business consisting of Fat Shark and Rotor Riot (the “Business Combination”). Under the terms of the Purchase Agreement, as amended, the Company purchased Rotor Riot and Fat Shark subsidiaries for $20.0 million (the “Purchase Price”) comprised of (i) $1.0 million in cash, (ii) a $2.0 million promissory note (the “Note”) issued by the Company to Red Cat, and (iii) $17.0 million of the Company’s common stock or 4,250,000 shares of common stock at the $4.00 per share IPO price.

Fat Shark is a leader in designing and manufacturing ultra-low latency first-person-view (“FPV”) video goggles for drone pilots, which it markets towards retail distributors including Rotor Riot.

Rotor Riot is a rapidly growing e-commerce marketplace, backed by the largest community of FPV drone pilots in the world and retails FPV drones and goggles, parts, tools, drone components, and accessories manufactured by third-parties.

Unusual Machines specializes in the production and sale of small drones and essential components and with the acquisitions of Fat Shark and Rotor Riot, it brings brand recognition and a strong curated retail channel in the FPV drone market segment. Unusual Machines intends to build its business both organically and through strategic acquisitions that leverage our retail business to onshore production of critical drone components. With the transition to onshoring production of drone components, the Company intends to expand into B2B channels for customers that require a domestic supply chain.

The Drone Industry

The drone industry continues to expand to become a powerful business tool and recreational activity, with growth occurring broadly and across our targeted industries. According to Drone Industry Insights, the global drone market is expected to grow to $54.6 billion by 2030, with the commercial market growing at a 7.7% compound annual growth rate (“CAGR”). According to Allied Market Research, the drone component industry is likewise expanding. The drone flight controller market, valued at $15.53 billion in 2021 is expected to reach $28.86 billion by 2031. The drone motor market, valued at $2.6 billion in 2021 is projected to reach $9.9 billion by 2031.

Unusual Machines intends to pursue strategic acquisition targets that are cash flow positive and either sell drone parts or allow us to vertically integrate the production of drone parts. The Company believes that very promising, private companies (such as those the company will likely target) are in many instances underfunded and missing out on the ability to go public and bring their innovative products and solutions to a larger set of customers globally. We believe that unlocking this potential will be key to industry consolidation and breaking the dominance of China in the drone industry.

First Person View (FPV) Market Segment

Fat Shark and Rotor Riot principally operate in the FPV segment of the drone industry. This segment focuses on drones piloted with wearable display devices. These are head mounted displays (“HMDs”) or goggles for drone pilots. These goggles give pilots FPV perspective to control their drone in flight. This is a unique experience where the pilot is interacting with an aircraft through visual immersion. This experience is accomplished by live streaming footage from a camera mounted on the nose of the drone directly into specially designed goggles worn by the pilot. The image is transmitted via radio (traditionally analog but increasingly digital) to the pilot. The drone remote control unit, the drone, and the FPV goggles are all interconnected via radio. This effect requires sophisticated electronics that transmit visual information with sufficient speed and reliability to allow pilot control over the drone in real-time. Pilots routinely achieve speeds of over 90 mph in racing and other mission critical applications.

There are four common categories of FPV flight – freestyle flight, racing, cinema photography, and defense. In freestyle, the pilot navigates around obstacles focused on acrobatics and exploring the environment around the aircraft through the HMD. FPV racing describes a spectator sport where pilots fly their drones in competitions through a series of obstacles, flags, and gates in a racetrack. Cinema photography is the process of viewing and recording a subject matter from the air from the viewpoint of the pilot. Defense is a newer market segment characterized by the use cases emerging in the Ukrainian conflict.

Plans for Growth, Development, and Expansion

Unusual Machine’s plans to strengthen its market position through continued organic revenue growth. In parallel, the Company intends to aggressively invest in the extension of their business from just B2C sales to B2B sales of drone components. Unusual Machine’s business strategy includes (i) increasing its overall customer base with its products and rapid adoption; (ii) investing in new products and IP, starting with the Fat Shark and Rotor Riot acquisitions that were completed with our IPO, (iii) expanding and growing Unusual Machine’s customer base and revenue streams from its existing customer base using a “land-and-expand” model that establishes initial relationships and grows those relationships through the provision of high quality products and services, (iv) enhancing the company’s products to improve the integration of third-party solutions, and (v) seeking strategic partnerships and sponsorships with companies that want access to the FPV community.

Customers

Revenues for Fat Shark are principally generated through distributors and for Rotor Riot online through its e-commerce site, www.rotorriot.com. Both Fat Shark and Rotor Riot market their products and services to recreational and professional drone pilots and hobbyists.

Competition

Rotor Riot competes with a number of significantly larger, better capitalized companies. SZ DJI Technology Co., Ltd., commonly known as DJI, is the dominant market leader with a global market share estimated at more than 70%, according to industry research firms. Other competitors include GetFPV and Lumenier. Race Day Quads is a larger, direct competitor in the FPV sector. Rotor Riot competes against these competitors by leveraging its visibility on the internet through its Facebook page which has more than 38,000 followers and its Rotor Riot YouTube channel which has more than 272,000 subscribers. We believe that the Rotor Riot brand has been at the center of the racing and freestyle culture of drones since registering its domain name in 2015.

Fat Shark also competes with DJI along with other FPV headset companies including Skyzone FPV, Orqa, and HD Zero. The Fat Shark brand has been synonymous with FPV headsets since the emergence of the market in 2008. Fat Shark continues to compete through partnerships with other FPV companies and a focus on manufacturing and product quality.

Suppliers

Rotor Riot purchases inventory from approximately 50 suppliers although 57% of this inventory is purchased from four vendors. The two most critical components are electronics and frames. Approximately 95% of Rotor Riot’s inventory is purchased directly from Chinese vendors, all of which could be subject to varying tariffs. The United States has continuously increased tariffs since 2019, which Rotor Riot is currently subject to and range from 2% to 25%. These tariffs increase the cost of goods which reduces the company’s profit margins.

Fat Shark has sources over 90% of its components and inventory from a single Chinese supplier, Shenzhen Fatshark Co. Ltd. See Item 13 – Certain Relationships and Related Party Transactions and Director Independence for additional information.

Government Regulation and Federal Policy

National Defense Authorization Act and American Security Drone Act

In December 2023, Congress passed the National Defense Authorization Act (“NDAA”), which includes the American Security Drones Act (“ASDA”). The bill prohibits, starting in January 2026, federal agencies and federally funded programs from purchasing or using drones manufactured in countries that are viewed as threats to U.S. national security, such as China. The basis for the legislation is that purchases from these countries (i) pose a significant threat to national security, (ii) represent efforts to infiltrate and influence American society, and (iii) risk the theft of personal and business data. Specifically, the American Security Drone Act:

•	Prohibits federal departments and agencies from procuring and operating certain foreign commercial off-the-shelf drone or covered unmanned aircraft system manufactured or assembled in countries identified as national security threats, and provides a timeline to end current use of these drones.
•	Prohibits the use of federal funds awarded through certain contracts, grants, or cooperative agreements to state or local governments from being used (1) to procure a covered unmanned aircraft system that is manufactured or assembled by a covered foreign entity or (2) in connection with the operation of such a drone or unmanned aircraft system.
•	Requires the Comptroller General of the United States to submit a report to Congress no later than 275 days after the enactment of the NDAA detailing the amount of foreign commercial off-the-shelf drones and covered unmanned aircraft systems procured by federal departments and agencies from countries identified as national security threats.

Federal Aviation Administration

The Federal Aviation Administration (“FAA”) of the United States Department of Transportation is responsible for the regulation and oversight of civil aviation within the U.S. Its primary mission is to ensure the safety of civil aviation. The FAA has adopted the name “unmanned aircraft” (“UA”) to describe aircraft systems without a flight crew on board. More common names include drone, Unmanned Aerial Vehicle (“UAV”) and remotely operated aircraft.

The FAA began issuing regulations governing drones in 2005 with their scope and frequency expanding in recent years with the significant increase in the number of drones sold. In December 2015, the FAA announced that all drones weighing more than 250 grams, or 0.55 pounds, must be registered with the FAA. As of December 2023, the FAA reported the registration of almost 791,000 drones, of which approximately 370,000 were commercial and approximately 416,000 were recreational. In addition, more than 370,000 remote pilots were certified.

In January 2021, the FAA finalized rules requiring that drones be identifiable remotely. These rules are effective for drone manufacturers beginning in September 2022 and for drone pilots in September 2023. The FAA believes that remote ID technologies will enhance safety and security by allowing the FAA, law enforcement, and federal security agencies to identify drones flying in their jurisdiction. These efforts lay the foundation for more complex operations, such as those beyond visual line of sight at low altitudes, as the FAA and the drone industry move toward a traffic management ecosystem for Unmanned Aircraft System flights separate from, but complimentary to, the air traffic management system.

The Company believes that the oversight of the FAA is beneficial to the drone industry generally, and the Company specifically. Approximately 10 % of the drones sold by Rotor Riot are below the weight threshold required to register. The remaining 90% have more functionality, are more likely to be used for commercial purposes, and therefore, should be registered.

Environmental Considerations

Compliance with applicable environmental laws since inception has not had a material effect upon the Company’s capital expenditures, earnings or competitive position. However, drones are battery operated which use electricity for charging. To that extent, except for users who use solar and other non-electrical power to charge drones, users of drones the company sells burn carbon which negatively affects the environment. Further, the SEC’s climate change rules, when passed, will likely increase our compliance costs.

Employees and Human Capital Resources

As of December 31, 2023, the Company had three full-time employees. However, with the completion of and acquisitions of Fat Shark and Rotor Riot, the Company had 14 full-time employees as of March 21, 2024.

Intellectual Property

The Company has consolidated its IP into a subsidiary, UMAC IP Holdings Corp. The IP portfolio primarily includes design and utility patents related to FPV headsets. None of the patents are currently licensed and IP is generated in the general course of doing engineering design.

The following table summarizes currently issued patents (indicated by “Issued”) including the grant dates thereof, and patent applications (indicated by “Pending or Published”). As the chart indicates, some of these patents are in the U.S., where when issued the patent protection generally applies for 20 years from the date the patent application was made (subject to potential extension, if applied for and granted). In general, patent protection provides the patent holder with a monopoly on the invention within its scope for the duration of the patent.

Country	Status	Patent No	Application Date	Grant Date	Title
United States	Issued	29/610,543	7/13/2017		UNMANNED AERIAL VEHICLE
Canada	Issued	179088	1/11/2018		UNMANNED AERIAL VEHICLE
China	Issued	201830008387.4	1/11/2018		UNMANNED AERIAL VEHICLE
EU	Issued	4665040	1/12/2018		UNMANNED AERIAL VEHICLE
Korea	Issued	30-2018-1689	1/11/2018		UNMANNED AERIAL VEHICLE
United States	Issued	15/684,814	8/23/2017		UNMANNED AERIAL VEHICLE
Canada	Abandoned	3009413	6/26/2018		UNMANNED AERIAL VEHICLE
China	Pending	201810895541.3	8/8/2018		UNMANNED AERIAL VEHICLE
EU	Pending	EP18179512.1	6/25/2018		UNMANNED AERIAL VEHICLE
United States	Issued	29/610,554	7/13/2017		PRINTED CIRCUIT BOARD
Canada	Issued	179089	1/11/2018		PRINTED CIRCUIT BOARD
China	Issued	201830008494.7	1/11/2018		PRINTED CIRCUIT BOARD
EU	Issued	4665032	1/12/2018		PRINTED CIRCUIT BOARD
Korea	Issued	30-2018-1690	1/11/2018		PRINTED CIRCUIT BOARD
China	Pending	201810324925.X	4/12/2018		SINGLE-PANEL HEAD-MOUNTED DISPLAY
EU	Pending	19159958.8	3/4/2019		SINGLE-PANEL HEAD-MOUNTED DISPLAY
United States	Issued	16/002,200	6/7/2018		SINGLE-PANEL HEAD-MOUNTED DISPLAY
China	Pending	202010150301.8	3/6/2020		APPARATUS FOR ATTACHING ACCESSORIES TO A FIRST-PERSON VIEW HEADSET
United States	Published	17/187,838	2/28/2021		APPARATUS FOR ATTACHING ACCESSORIES TO A FIRST-PERSON VIEW HEADSET
United States	Pending	29/783,966	5/17/2021		HEADSET
China	Pending	202130741102.X	11/11/2021		VR GLASSES
Canada, European Union Countries, Japan, United Kingdom	Pending	Not yet assigned	11/12/2021		HEADSET

Trademark Portfolio

The following table summarizes current registered trademarks (indicated by “Registered”) including the registration dates. As the chart indicates, these trademarks are registered in the U.S. and abroad.

Country	Status	Trademark	Reg. No.	Reg. Date.	App. No.	App. Date.	Class	Next Deadline
US	Registered	ROTOR RIOT	5,175,159	4/4/2017	87/074,341	6/16/2016	16, 25, 35, 41	AOU due 4/4/2023
Australia	Registered	ROTOR RIOT	1814854	4/18/2017	1814854	12/9/2016	16, 25, 35, 41	Renewal due 12/9/2026
Canada	Registered	ROTOR RIOT	TMA1013525	1/22/2019	1813182	12/8/2016	16, 25, 35, 41	Renewal due 1/22/2034
EU	Registered	ROTOR RIOT	016152688	5/14/2017	016152688	12/12/2016	16, 25, 35, 41	Renewal due 12/12/2026
UK	Registered	ROTOR RIOT	UK00916152688	5/14/2017	UK00916152688	12/12/2016	16, 25, 35, 41	Renewal due 12/12/2026
US	Registered	Rotor Riot Logo	5,175,160	4/4/2017	87/074,378	6/16/2016	16, 25, 35, 41	AOU due 4/4/2023
Australia	Registered	Rotor Riot Logo	1814855	4/18/2017	1814855	12/9/2016	16, 25, 35, 41	Renewal due 12/9/2026
Canada	Registered	Rotor Riot Logo	TMA1013624	1/22/2019	1813183	12/8/2016	16, 25, 35, 41	Renewal due 1/22/2034
EU	Registered	Rotor Riot Logo	016152837	5/14/2017	016152837	12/12/2016	16, 25, 35, 41	Renewal due 12/12/2026
UK	Registered	Rotor Riot Logo	UK00916152837	5/14/2017	UK00916152837	12/12/2016	16, 25, 35, 41	Renewal due 12/12/2026

Unusual Machines has recently filed for a trademark on our logo.

Research and Development

Research and development activities are part of Unusual Machine’s business, and the Company will follow a disciplined approach to investing our resources to create new drone technologies and solutions. In the years ending December 31, 2023 and 2022, Fat Shark’s research and development costs were approximately 13.0% and 9.8%, respectively, of its revenues. A fundamental part of this approach is a well-defined screening process that helps us identify commercial opportunities that support desired technological capabilities in the markets we serve.

Item 1A.	Risk Factors

This Annual Report on Form 10-K contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our securities. This discussion should be read in conjunction with the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and securities trading prices. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risk Factors Summary

Our business and an investment in our common stock are subject to numerous risks and uncertainties, including those highlighted in this “Risk Factors” section below. Some of these risks include:

Risks Related to our Business and Financial Condition

•	Because Fat Shark and Rotor Riot’s auditors have qualified their reports on a going concern basis and with our history of losses, we may not be able to continue operating as a going concern.
•	Because the Company had a very limited operating history prior to its acquisition of Fat Shark and Rotor Riot, any investment in us is highly speculative.
•	The Company may be unable to repay indebtedness.
•	Fat Shark and Rotor Riot have incurred net losses since their acquisition by Red Cat and may fail to achieve or maintain profitability.
•	If the proceeds of the recent initial public offering (the “IPO”) are insufficient to meet our working capital needs, and if we are then not able to obtain sufficient capital, we may be forced to limit the scope of our operations.
•	If we lose key personnel, it may adversely affect our business.
•	Conflicts of interest involving our Board and other parties could materially harm our business.
•	If we are unable to attract new customers or maintain and grow Fat Shark and Rotor Riot existing customer relationships in a manner that is cost-effective, our revenue growth could be slower than we expect and our business may be harmed.
•	Future operating results and key metrics may fluctuate significantly from period-to-period due to a wide range of factors, which makes our future results difficult to predict.
•	Any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities or disruptions to our continuous operations, including the systems, facilities or operations of third parties with which we do business, such as resulting from cyber-attacks, could result in significant costs, reputational damage and limits on our ability to conduct our business activities.
•	Our failure to effectively manage our growth could harm our business.
•	If we are unable to attract, integrate and retain additional qualified personnel, including top technical talent, our business could be adversely affected.

Risks Related to Our Sale of Drone-Related Products and Operations in the Drone Industry

•	We operate in an emerging and rapidly evolving industry which makes it difficult to evaluate our business and future prospects.
•	We face competition from larger companies that have substantially greater resources which challenges our ability to establish market share, grow the business, and reach profitability.
•	The development and manufacture of FPV goggles encompasses several complex processes and several steps of our production processes are dependent upon third party vendors, supply chains, the availability of printed circuit boards (PCBs), optics, and certain chips. Any change in availability of these components, manufacturing or design partners could result in delivery interruptions, which could adversely affect our operating results.
•	Several steps of our production processes are dependent upon certain critical machines and tools which could result in delivery interruptions and foregone revenues.
•	We may not be able to procure necessary key components for our products or may produce or purchase too much inventory.
•	We may not be able to keep pace with technological advances; and we depend on advances in technology by other companies.
•	Lack of long-term purchase orders and commitments from customers may lead to a rapid decline in sales.
•	Our products require ongoing research and development and may experience technical problems or delays, which could lead the business to fail.
•	If we are involved in litigation, it could harm our business or otherwise distract management.
•	Our business is highly dependent upon our brand recognition and reputation, and the failure to maintain or enhance our brand recognition or reputation, including due to our high reliance on online and social media platforms, would likely adversely affect our business and operating results.
•	Future growth and ability to generate and grow revenue and achieve or maintain profitability may be adversely affected if our marketing initiatives are not effective in generating sufficient levels of brand awareness.
•	Future acquisitions could disrupt our business and adversely affect our operating results, financial condition and cash flows.
•	If we incur any future impairment in the carrying value of our goodwill asset or write-off of our general intangibles, it could depress our stock price.
•	Product quality issues and a higher-than-expected number of warranty claims or returns could harm our business and operating results.

Risks Related to Intellectual Property Protection

•	If third-party intellectual property infringement claims are asserted against us, it may prevent or delay our product development and commercialization efforts and have a material adverse effect on our business and future prospects.
•	We may depend on intellectual property rights including patent rights that have not yet been and may not be obtained by us, and our intellectual property rights and proprietary rights may not adequately protect our products.
•	If we lose our rights under our third-party technology licenses, our operations could be adversely affected.
•	Significant inflation could adversely affect our business and financial results.

Risks Related to Government Regulation of Our Operations and Industry

•	Failure to obtain necessary regulatory approvals from the FAA or other governmental agencies by us, our customers, or others who use our products, or limitations put on the use of unmanned aircraft systems, or “UAS,” in response to public privacy or safety concerns, may prevent us from expanding the sales of our drone solutions in the United States.
•	Rising threats of international tariffs, including tariffs applied to goods between the U.S. and China, may materially and adversely affect our business.
•	We are or may become subject to governmental export and import controls, economic sanctions and other laws and regulations that could subject us to liability and impair our ability to compete in international markets.
•	If the courts uphold the SEC’s climate change rules, we will incur additional costs which may materially and adversely affect our operating results and financial condition.
•	If we fail to comply with U.S. and foreign laws related to privacy, data security, and data protection, it could adversely affect our operating results and financial condition.

Risks Related to Our Common Stock

•	Because Red Cat and our Principal Stockholder own 46.79% and 3.62% of our outstanding common stock after the IPO, the voting power of other stockholders is limited and Red Cat will likely be able to control our business, elect our Board of Directors and otherwise control the Company which control may place their interests ahead of our stockholders’ interests.
•	Because the Purchase Price for Fat Shark and Rotor Riot exceeded an independent valuation that Red Cat received for the enterprise value of the target companies, you may lose all or part of your investment.
•	The market price of our shares of common stock is subject to fluctuation.
•	Our stock price may be and has been volatile, which could result in substantial losses to investors.
•	An active trading market for our common stock may not develop.
•	Because our sole remedy under the Purchase Agreement in the event of any breaches of representations and warranties is to cancel some or all of the 125,000 shares of our common stock, the value of such shares may be an insufficient remedy.
•	We are incurring significant additional costs as a result of being a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
•	Our failure to maintain effective disclosure controls and internal controls over financial reporting could have an adverse impact on us.
•	Our Auditor and Red Cat’s auditor recently was subjected to certain significant enforcement actions in Canada. If its ability to perform audits for public companies in the United States is restricted it could have material adverse consequences on the Company and our investors.
•	Because our common stock is listed on NYSE American, we are subject to additional regulations and continued requirements.
•	Our Board of Directors may authorize and issue shares of new classes of stock that could be superior to or adversely affect current holders of our common stock.
•	If we raise capital in the future, it may dilute our existing stockholders’ ownership and/or have other adverse effects on us, our securities or our operations.
•	Common stock eligible for future sale may adversely affect the market.
•	If securities or industry analysts do not publish research or reports about our business, or if they adversely change their recommendations regarding our common stock, the market price for our common stock and trading volume could decline.
•	We and our investors face the implications of our status as an emerging growth company under the federal securities laws and regulations.
•	We have never paid dividends and we do not expect to pay dividends for the foreseeable future.
•	Our Certificate of Incorporation contains certain provisions which may result in difficulty in bringing stockholder actions against or on behalf of the Company or its affiliates.

Risks Related to our Business and Financial Condition

Because Fat Shark and Rotor Riot’s auditors have qualified their reports on a going concern basis and with our history of losses, we may not be able to continue operating as a going concern.

We have experienced losses from operations since inception and have never generated positive cash flow. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our operating costs. The reports from Fat Shark and Rotor Riot’s independent registered public accounting firm for the fiscal year ended April 30, 2023 and prior years include an explanatory paragraph stating Fat Shark and Rotor Riot have each recurring net losses from operations, negative operating cash flows, and will need additional working capital for ongoing operations. These factors, among others, raise substantial doubt about each of our ability to continue as a going concern. We believe that the net proceeds from our recent IPO in February 2024 and our existing cash will be sufficient to fund our current operating plans through at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate.

Because the Company had a very limited operating history prior to its acquisition of Fat Shark and Rotor Riot, any investment in us is highly speculative.

We completed our acquisitions of Fat Shark and Rotor Riot simultaneously with the closing of our IPO in February 2024. Both companies, prior to the completion of the acquisitions, were operated by Red Cat since their acquisition by Red Cat in 2020. While the management of each company is expected to remain, no Red Cat officer, other than Dr. Allan Evans who became our Chief Executive Officer in December 2023, is joining us. Our management team will be headed by our executive officers including Adrew Camden, our new Chief Operating Officer who joined us from Rotor Riot together with individuals from Fat Shark and Rotor Riot, and our operations going forward are therefore subject to ordinary integration risks where two companies and two cultures are combined. Further, we may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. Our current and future expense levels are based largely on our budgeted plans and estimates of future revenue. Similarly, if we are able to raise additional funds in future financing transactions, we may use a portion of those proceeds to acquire other operating businesses in our industry or in related industries to facilitate strategic growth and build our market presence and revenue potential. If we do acquire one or more businesses in the future, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which could then force us to curtail our business operations or plan of operations or acquisitions.

Additionally, our current revenue projections are based largely on customer and partner relationships and contracts that are still the subject of negotiation, the results of which remain uncertain. In addition to having no experience as a public company, our new operations will be subject to the risk of a lack of diversification, as today we are limited to drone products designed for consumer or recreational use rather than military or industrial applications. In the future, we may diversify our products beyond the consumer and recreational use but the timeline and success of those efforts are uncertain. Our new subsidiaries will lack the support they previously had in terms of their product development and production efforts, as they can no longer access the more vertically integrated resources that were available to them at Red Cat. The risk of this occurring will intensify if a recession occurs in the U.S. or global economy, as our future business is aimed at consumers whose spending patterns will likely decline as a result of inflation and the prospect of an economic downturn.

Fat Shark and Rotor Riot must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations, integration and growth process. Due to these contingencies, we may be unable to achieve or maintain profitability in some or all of our business segments in a timely manner or at all.

The Company may be unable to repay indebtedness

As part of the acquisition Purchase Price, we issued a $2.0 million Note to Red Cat.

The Note bears interest at 8%. Interest is payable monthly in arrears on the 15th day of each month commencing on March 15, 2024. The principal amount of the note is payable in a lump sum on August 16, 2025. In the event of a qualified financing of debt or equity where the Company receives net proceeds of $5.0 million in one or more related transactions, Red Cat may require the Company to repay the Note with accrued interest thereon in cash. Upon an event of default, Red Cat may require the Company to convert the Note into shares of our common stock, subject to beneficial ownership limitations set forth in the Note, at a conversion price equal to an amount of the 10 day average VWAP, as defined in the Note prior to the conversion date.

On the closing date of the consummation of the acquisition, the parties to the agreed to defer the requirement to provide the Estimated Working Capital Statement (as defined in the Purchase Agreement) and the calculations of the Estimated Working Capital (as defined in the Purchase Agreement), and as applicable, the Estimated Working Capital Excess Amount (as defined in the Purchase Agreement) or the Estimated Working Capital Deficiency Amount (as defined in the Purchase Agreement) required by Section 2.04(a) of the Purchase Agreement. Rather, the parties agreed that their respective financial teams will deliver estimated or agreed upon actual calculations of the foregoing (based on the book value of physical inventory and fair value of any transition inventory in accordance with Generally Accepted Accounting Principles) on or before May 17, 2024 (the “Calculation Date”). Any disputes with respect to any calculations including the failure to agree on such calculations by the Calculation Date (unless the Parties shall agree to an extension of the Calculation Date in writing) shall be resolved by an Independent Accounting Firm and the mechanics set forth in Section 2.04(c) of Purchase Agreement. No payments or adjustments related to Working Capital was made on the Closing Date. In the event that after determining the actual Working Capital calculation, any actual Working Capital Excess Amount, at Red Cat’s option, will be paid in cash or will increase the principal amount of the Note and any actual Working Capital Deficiency Amount will, at Red Cat’s option, will be paid in cash or will reduce the principal amount of the Note dollar for dollar. This potentially can adversely impact our liquidity or increase the amount of our indebtedness.

In order to repay the Note we will need to expend proceeds, obtain additional debt financing, or refinance the Note. There is no guarantee that any refinancing or debt financing will be successful or on favorable terms. Any additional convertible debt or equity financings may be dilutive to our stockholders, and such dilution may be significant based upon the size of such financing. Further, because of our lack of operating history, we may be unable to generate enough capital to fulfill the obligations under the Note issued to Red Cat. If we fail to repay the Note, Red Cat may exercise all rights and remedies owed to it under the Note, including conversion of the Note. If Red Cat converts the Note, our stockholders will experience dilution.

Fat Shark and Rotor Riot have incurred net losses since their acquisition by Red Cat and may fail to achieve or maintain profitability.

Since their acquisition by Red Cat in 2020, Fat Shark and Rotor Riot incurred net losses for each reported quarter with the exception of Fat Shark which reported a small net income in the quarter ended July 31, 2022. Further, Unusual Machines was formed in July 2019 and has not conducted any active business. Following our acquisition of Fat Shark and Rotor Riot, their operations constitutes our business. Further, Fat Shark had lower revenues in fiscal year 2023 compared to fiscal year 2022, and Rotor Riot had higher net losses in fiscal year 2023 compared to fiscal year 2022, and generally experiences fluctuating revenue as a result of recurring seasonal sales cycles. We will need to generate higher revenues and control operating costs in order to attain profitability. There can be no assurances that we will be able to do so or to reach profitability.

We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:

•	researching, developing, producing and distributing new products;

•	sales and marketing, which will require time before these investments generate sales results;

•	general and administrative expenditures, including significantly increasing expenses in accounting and legal fees related to the increase in the sophistication and resources required for public company compliance and other needs arising from the growth and maturity of the Company;

•	competing with other companies that are currently in, or may in the future enter, the markets in which we compete;

•	maintaining high customer satisfaction and ensuring product and service quality;

•	developing our indirect sales channels and strategic partner network;

•	maintaining the quality of our technology infrastructure;

•	establishing and increasing market awareness of our Company and enhancing our brand;

•	maintaining compliance with applicable governmental regulations and other legal obligations, including those related to intellectual property and drones; and

•	attracting and retaining top talent in a competitive labor market.

These expenditures may not result in additional revenue or the growth of our business in the manner or to the extent anticipated or intended or at all. If we fail to grow revenue or to achieve or sustain profitability, our business, financial condition, results of operations, and prospects could be materially adversely affected and the market price of our common stock could be adversely affected.

If the proceeds from the IPO are insufficient to meet our working capital needs, and if we are then not able to obtain sufficient capital, we may be forced to limit the scope of our operations.

We expect that our existing cash and net proceeds received from our recent IPO will be sufficient to meet our working capital needs for at least 12 months. However, our future business is aimed at consumers who face inflation and the possibility of a recession. Accordingly, we may require substantial additional working capital.

There can be no assurance that our businesses will reach profitability. If adequate additional debt and/or equity financing is not available on reasonable terms or at all, then we may not be able to continue to develop our business activities, and we will have to modify our business plan. These factors could have a material adverse effect on our future operating results and our financial condition.

Our ability to raise financing through sales of equity linked securities depends on general market conditions and the demand for our common stock. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt transactions often include restrictive covenants that could limit our ability to engage in strategic transactions, acquire complimentary businesses, or adjust to changing market environments as quickly or efficiently as we otherwise would or at all. Further, if adequate financing is not available or is unavailable on acceptable terms, we may find we are unable to fund our planned expansion, continue offering the Fat Shark and Rotor Riot products, take advantage of acquisition opportunities, develop or enhance or products, or to respond to competitive pressures in the industry which may jeopardize our ability to continue operations.

If we lose key personnel, it may adversely affect our business.

Our future success depends in large part on the continued contributions of our executive officers, members of senior management and other key personnel, particularly Dr. Allan Evans, our Chief Executive Officer. Dr. Evans’ leadership, knowledge and experience in the drone industry is expected to be crucial to our business plan and any future successes and progress we experience. The loss of Dr. Evans’ services would therefore materially adversely affect our business and prospects. As a condition to the consummation of the IPO, we obtained “key person” insurance for Dr. Evans but not for any other officers or employees. Our executive officers, senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. The loss of any of our key management personnel could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business.

Conflicts of interest involving our Board and other parties could materially harm our business.

Our Board on which we heavily depend are or may become involved in other endeavors giving rise to conflicts of interests that are adverse to the Company. See “Part III, Item 10. Directors, Executive Officers, and Corporate Governance.” Mr. Jeffrey Thompson, a member of our Board of Directors, also has significant roles and interests in the drone industry outside our Company. These arrangements could cause him to be unable or decline to devote sufficient time and attention to our Company at the expense of these other ventures, and/or to face a conflict of interest, financial or otherwise, adverse to us and in favor of these other ventures. Accordingly, from time-to-time our directors may not devote sufficient time and attention to our affairs, which could have a material adverse effect on our operating results, and there can be no assurance that other conflicts of interest will not arise from their other business ventures, any of which could materially and adversely impact our business.

In addition, the primary contract manufacturer for Fat Shark headsets is Shenzhen Fat Shark Co Ltd. (the “Supplier”), a company located in China which is majority-owned by Molly Mo, who is the wife of Greg French, founder and former owner of Fat Shark prior to its acquisition by Red Cat. Mr. French is no longer affiliated with Fat Shark.

Finally, Rotor Riot offers a variety of drone products through its website, which includes a number of product offerings from competitors in the drone industry. While these relationships have enabled us to generate revenue, by virtue of their involvement in the sale of drones and drone-related products these customers also have interests that are adverse to ours, and may determine to reduce their expenditures on our products in the future and/or to vertically integrate their operations to reduce or eliminate their reliance on our products.

Any of the foregoing developments could result in materially adverse consequences to our Company, results of operations and financial condition.

If we are unable to attract new customers or maintain and grow Fat Shark and Rotor Riot existing customer relationships in a manner that is cost-effective, our revenue growth could be slower than we expect and our business may be harmed.

To increase our revenue following the acquisition of Fat Shark and Rotor Riot, we must add new customers, upsell to our existing customers, enhance our products with features that set us apart from our competitors, and effectively develop and market new products that enable us to maintain and expand our brand and market share. Demand for our products is affected by a number of factors, many of which are beyond our control. Additionally, the projections and estimates about the future success and growth of the drone industry and demand for drone-related products such as ours, could prove to be incorrect, in which case our results of operations and prospects will decline. For example, if a recession occurs in the U.S. or global economy, we expect that consumer spending, particularly for non-essential goods such as our drone products which are largely focused on recreational uses, may decline, limiting our ability to attract or maintain a sufficient customer base to achieve or maintain the revenue we seek in the development and sale of our products. Even if we do attract customers, the cost of new customer acquisition may prove so high as to prevent us from achieving or sustaining profitability.

Our future success also depends on our ability to increase the use of our products and solutions within and across our existing customers and future customers. While we believe there is a significant opportunity to further expand within Fat Shark and Rotor Riot’s existing customer base, including due to our planned employment of a “land-and-expand” business model in which we plan to establish relationships with new customers and grow those relationships over time by providing high quality products and services, our growth prospects depend on our ability to persuade customers to buy more product, and if we fail to do so, our business goals and prospects may not be achieved to the extent sought or anticipated or at all.

Future operating results and key metrics may fluctuate significantly from period-to-period due to a wide range of factors, which makes our future results difficult to predict.

Our operating results and key metrics could vary significantly from quarter-to-quarter as a result of various factors, some of which are outside of our control, including:

•	the expansion or contraction of our customer base and the amount of product ordered;

•	the size, duration and terms of our contracts with both existing and new customers, including distributors we contract with particularly as to Fat Shark’s sale of FPV goggles;

•	seasonality of sales at Rotor Riot which generally has experienced higher sales volumes in October – December than in other three-month periods as a result of holiday purchases and its e-commerce focus;

•	sales cycles which fluctuate and often include delays between the end of one product or solution’s cycle and the launch of a new product or solution to replace or supplement the prior offering, which for example significantly impacts Fat Shark’s sales as it improves upon and launches new products and shifts focus away from older products;

•	the introduction of products and product enhancements by competitors, and changes in pricing for products offered by us or our competitors;

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors or otherwise;

•	changes in customers’ budgets;

•	the amount and timing of payment for expenses, including infrastructure, research and development, sales and marketing expenses, employee benefit and stock-based compensation expenses;

•	costs related to the hiring, training and maintenance of our employees;

•	any future impact from COVID-19, including any long-term or pervasive effects of the virus;

•	any future impact from the ongoing geopolitical military conflict (including the war in Israel, the Russian war in Ukraine, tensions between China and Taiwan, and other unrest in the Middle East);

•	supply chain issues particularly with the current COVID-19 resurgence in China and Fat Shark’s reliance on one related party Chinese supplier;

•	political unrest affecting our relationship with China and future tariffs;

•	our lack of a long-term agreement with our suppliers which can affect the availability of parts and future costs;

•	changes in laws and regulations or other regulatory developments that impact our business;

•	the timing and extent of the growth of our business; and

•	general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate.

Any one of these or other factors discussed elsewhere in this Annual Report on Form 10-K may result in fluctuations in our operating results, meaning that quarter-to-quarter comparisons may not necessarily be indicative of our future performance.

Any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities or disruptions to our continuous operations, including the systems, facilities or operations of third parties with which we do business, such as resulting from cyber-attacks, could result in significant costs, reputational damage and limits on our ability to conduct our business activities.

Our operations will depend on information technology infrastructure and computer systems, both internal and external, to, among other things, record and process customer and supplier data, marketing activities and other data and functions and to maintain that data and information securely. In recent years, several organizations have suffered successful cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to customers, loss or misappropriation of sensitive or private data and reputational harm. If we are subject to a cyber-attack, we could suffer a similar breach or suspension in the future. Further, we may be unaware of a prior attack and the damage caused thereby until a future time when remedial actions cannot be taken. Cyber-threats are often sophisticated and are continually evolving. We may not implement effective systems and other measures to effectively identify, detect, prevent, mitigate, recover from or remediate the full diversity of cyber-threats or improve and adapt such systems and measures as such threats evolve and advance in their ability to avoid detection.

A cyber-security incident, or a failure to protect our technology infrastructure, systems and information and our customers, suppliers and others’ information against cyber-security threats, could result in the theft, loss, unauthorized access to, disclosure, misuse or alteration of information, system failures or outages or loss of access to information. The expectations of our customers and regulators with respect to the resiliency of our systems and the adequacy of our control environment with respect to such systems may increase as the risk of cyber-attacks, and the consequences of those attacks become more pronounced. We may not be successful in meeting those expectations or in our efforts to identify, detect, prevent, mitigate and respond to such cyber-incidents or for our systems to recover in a manner that does not disrupt our ability to provide products and services to our customers or product personal, private or sensitive information about our business, customers or other third parties.

In July 2023, the SEC approved final rules requiring public companies to report material cybersecurity incidents and disclose their cybersecurity risk management, strategy and governance. The new rules will require us to enhance our cybersecurity compliance efforts and have the effect of causing us to expend funds to prevent material cybersecurity incidents and begin making cybersecurity-related periodic and annual disclosures.

Specifically, the new rules impose a new Form 8-K disclosure requirement about material cybersecurity incidents within four business days after we determine that a cybersecurity is material. Annually we will be required to disclose in our 10-K our processes, if any, to assess, identify and manage material risks from cybersecurity threats including whether we have hired third parties in connection with the processes. We also will be required to disclose whether any risks from cybersecurity threats have or are materially reasonably likely to materially affect us. Finally we must describe our board of directors’ oversight of risks from cybersecurity threats and management’s role in assessing and managing these risks. We expect to incur material additional compliance and reporting costs, including monitoring, collecting, and analyzing data concerning cyber-security incidents and evaluating and preparing the required disclosure. We may also be required to incur third party compliance costs.

The failure to maintain an adequate technology infrastructure and applications with effective cyber-security controls could impact operations, adversely affect our financial results, result in loss of business, damage our reputation or impact our ability to comply with regulatory obligations, leading to regulatory fines and sanctions. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from cyber-security threats. Failing to prevent or properly respond to a cyber-attack could expose us to regulatory fees or civil liability, cause us to lose customers or suppliers, prevent us from offering our products including due to resulting regulatory action, impair our ability to maintain continuous operations, and inhibit our ability to meet regulatory requirements.

Our failure to effectively manage our growth could harm our business.

Businesses, including development stage companies such as ours which often grow rapidly, may have difficulty managing their growth. These challenges are exacerbated in circumstances such as ours following a recent acquisition of operating businesses. We intend to expand the number and types of products we sell as we grow, if and as capital becomes available. Further, because of our reliance on consumer spending which depends on novelty and social trends, and the rapid and constant technologically advancements that characterize our industry, we are subject to periodic sales cycles, and we will therefore need to replace and regularly introduce on a timely basis new products and technologies, enhance existing products, and effectively stimulate customer demand for new products and upgraded or enhanced versions of our existing products. Similarly, because our product offerings are largely dependent on others’ drone-related products and activities, we may need to adjust or update as third parties advance or alter their technology and activities. If we are able to successfully develop, produce and market our products, we will likely need to incur additional expenditures and expand our personnel with additional employees and consultants who are capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully.

The replacement and expansion of our products is expected to place a significant strain on our management, operations and engineering resources. Specifically, the areas that are strained most by these activities include the following:

•	New Product Launches: With the changes in and growth of our product portfolio, we will experience increased complexity in coordinating product development, manufacturing, and shipping. As this complexity increases, it places a strain on our ability to accurately coordinate the commercial launch of our products with adequate supply to meet anticipated customer demand and effectively market to stimulate demand and market acceptance. We may experience delays in our operations or product development or production efforts. If we are unable to scale and improve our product launch coordination, we could frustrate our customers and reduce or delay product sales;

•	Existing Products Impacted by New Introductions: The introduction of new products or product enhancements may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction and may cause customers to defer purchasing our existing products in anticipation of the new products and potentially lead to challenges in managing inventory of existing products. We may also provide price protection to some of our retailers as a result of our new product introductions and reduce the prices of existing products. Granting these rights exposes us to greater risk of operational losses, as they limit our ability to react and adapt to changing economic conditions, such as rising costs caused by supply chain shortages. If we fail to effectively manage new product introductions, our revenue and ability to become profitable may be harmed; and

•	Forecasting, Planning and Supply Chain Logistics: With the changes in and growth of our product portfolio, we will experience increased complexity in forecasting customer demand, in planning for production, and in transportation and logistics management. If we are unable to scale and improve our forecasting, planning, production, and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory.

The drone industry relies on limited sources to supply certain components and materials used in the manufacturing of drones. Our intention is to purchase certain components from suppliers based in the United States, which may lead us to pay higher prices, or select parts from a more limited number of suppliers relative to our competitors, which would adversely impact our gross margin and operating results. Our operating results could be materially adversely impacted if our suppliers do not provide the critical components used to assemble our products on a timely basis, at a reasonable price, and in sufficient quantities.

Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of components for our products. All of the components that go into the manufacturing are sourced from third-party suppliers.

Some of the key components used to manufacture our products come from a limited or single source of supply, or by a supplier that could potentially become a competitor. Our contract manufacturers generally purchase these components on our behalf from approved suppliers. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules.

If we lose access to components from a particular supplier or experience a significant disruption in the supply of products and components from a current supplier, we may be unable to locate alternative suppliers of comparable quality at an acceptable price, or at all, and our business could be materially and adversely affected. In addition, if we experience a significant increase in demand for our products, our suppliers might not have the capacity or elect not to meet our needs as they allocate components to other customers. Developing suitable alternate sources of supply for these components may be time-consuming, difficult and costly, and we may not be able to source these components on terms that are acceptable to us, or at all, which may adversely affect our ability to meet our development requirements or to fill our orders in a timely or cost-effective manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with the supplier’s quality control, responsiveness and service, financial stability, labor and other ethical practices, and if we seek to source materials from new suppliers, there can be no assurance that we could do so in a manner that does not disrupt the manufacture and sale of our products.

Our reliance on single source, or a small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, delays in, or the inability to execute on, a supplier roadmap for components and technologies; and natural disasters, fire, acts of terrorism or other catastrophic events, including global pandemics.

Certain components and services necessary for the manufacture of our products are available from only a limited number of sources, and other components and services are only available from a single source. Our relationship generally is on a purchase order basis and these firms do not have a contractual obligation to provide adequate supply or acceptable pricing to us on a long-term basis. These suppliers could discontinue sourcing merchandise for us at any time. If any of these suppliers were to discontinue its relationship with us, or discontinue providing specific products to us, and we are unable to contract with a new supplier that can meet our requirements, or if they or such other supplier were to suffer a disruption in their production, we could experience disruption of our inventory flow, a decrease in sales and the possible need to re-design our products. Any such event could disrupt our operations and have an adverse effect on our business, financial condition and results of operations. Several new and alternative suppliers have begun offering components suitable for use in our products. With new tooling and electronics, any one of these alternative components could be incorporated into our products but our costs could be higher, they may offer less performance, and, as a result, make our products too costly and less desirable.

If we are unable to attract, integrate and retain additional qualified personnel, including top technical talent, our business could be adversely affected.

Our future success depends in part on our ability to identify, attract, integrate and retain highly skilled technical, managerial, sales and other personnel, particularly as we attempt to expand our operations and further develop and market our products. We face intense competition for a limited number of qualified individuals with the requisite skills and experience from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. These companies also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. In addition, as we move into new geographies, we will need to attract and recruit skilled personnel in those areas. We have limited experience with recruiting in geographic areas outside of the United States, and may face additional challenges in attracting, integrating and retaining international employees. If we are unable to attract, integrate and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, our business will be adversely affected. Additionally, the Company will operate out of multiple locations including Florida and Puerto Rico subjecting it to local labor market conditions.

Risks Related to Our Sale of Drone-Related Products and Operations in the Drone Industry.

We operate in an emerging and rapidly evolving industry which makes it difficult to evaluate our business and future prospects.

The drone industry is relatively new and is growing rapidly. As a result, it is difficult to evaluate our business and future prospects. We cannot accurately predict whether, and even when, demand for our products will increase, if at all. The risks, uncertainties and challenges encountered by companies operating in emerging and rapidly growing industries include:

•	generating sufficient revenue to cover operating costs and sustain operations;

•	acquiring and maintaining market share;

•	attracting and retaining qualified personnel;

•	successfully developing and commercially marketing new products;

•	complying with development regulatory requirements;

•	the possibility that favorable estimates or projections prove to be incorrect;

•	responding effectively to changing technology, evolving industry standards, and changing customer needs or requirements; and

•	accessing the capital markets to raise additional capital, on reasonable terms, if and when required to sustain operations or to grow the business.

As such, our current expectations and projects about future events and trends may be different from the actual results. Furthermore, if we are unable to address any of the above challenges successfully, our business, financial condition, results of operations, and prospects may be adversely affected by such failure.

We face competition from larger companies that have substantially greater resources which challenges our ability to establish market share, grow the business, and reach profitability.

The drone industry is attracting a wide range of significantly larger companies which have substantially greater financial, management, research and marketing resources than we have. The drone hardware and parts and components spaces are dominated by larger Chinese companies such as SZ DJI Technology Company, Ltd and T-Motor. With respect to our FPV products, current and potential future competitors also include a variety of established, well-known diversified consumer electronics manufacturers such as Samsung, Sony, LG Electronics (LGE), HTC, Lenovo, Epson, Yuneec, Boscam, Eachine, Walkera, SkyZone, MicroLED and large software and other products companies such as Alphabet Inc. (Google), Microsoft, Facebook and Snap. The large number of smaller and/or private companies focused on drone solutions also have competitive advantages over us which we may struggle to overcome, particularly as we seek to further establish and grow our customer base. Our competitors may be able to provide customers with different or greater capabilities than we can provide, including technical qualifications, pricing, and key technical support. Many of our competitors may utilize their greater resources to develop competing products and technologies, leverage their financial strength to utilize economies of scale and offer lower pricing, and hire more qualified personnel by offering more generous compensation packages. On the other hand, other small business competitors may be able to offer more cost competitive solutions or may be able to adapt more quickly to market developments due to lower overhead costs, leveraging of their professional relationships and networks, geographic or specialty focuses or greater flexibility inherent in smaller operations and a lower number of personnel.

Among product and service features that drive competition in our industry are breadth of product line, quality and durability of products, stability, reliability and reputation of the provider, along with cost. Quantity discounts, price erosion, and rapid product obsolescence due to technological improvements are therefore common in our industry as competitors strive to retain or expand market share. The Company’s ability to compete effectively will depend on, among other things, the Company’s pricing models, quality of customer service, development of new and enhanced products and services in response to customer demands and changing technology, reach and quality of sales and distribution channels and capital resources. Competition could lead to an inability to sustain sales levels, a reduction in the rate at which the Company adds new customers, a decrease in the size of the Company’s market share and a decline in its customers and revenue. In order to secure sales, we may have to offer comparable products and services at lower pricing, which could adversely affect our operating margins. Our inability to compete effectively against these larger companies could have a material adverse effect on our business, financial condition and operating results.

The development and manufacture of FPV goggles encompasses several complex processes and several steps of our production processes are dependent upon third party vendors, supply chains, the availability of printed circuit boards (PCBs), optics, and certain chips. Any change in availability of these components, manufacturing or design partners could result in delivery interruptions, which could adversely affect our operating results.

As we continue to develop our products, we must progress through the complex and challenging processes involved in the technology and designs on which Fat Shark and Rotor Riot products are founded. Fat Shark and Rotor Riot rely on third party suppliers for the resources needed to navigate these processes and expect to continue to rely on such parties when we reach the manufacturing and marketing stages. Our reliance on third-party manufacturers and service providers will entail risks to which we may not be subject if our future operations were more vertically integrated, including:

•	the ongoing supply chain shortages, and any future supply chain and logistics challenges that we or our vendors may face in the future, including due to the reliance on lithium-ion batteries and other materials for our products;

•	the inability to meet any product specifications and quality requirements consistently;

•	a delay or inability to procure or expand sufficient manufacturing capacity;

•	discontinuation or recall of products or component parts;

•	manufacturing and product quality issues related to scale-up of manufacturing;

•	costs and validation of new equipment and facilities required for scale-up;

•	a failure to comply with applicable regulatory and safety standards in the U.S. and foreign markets in which we or our collaborators operate;

•	the inability to negotiate manufacturing and service agreements with third parties under commercially reasonable terms;

•	the possibility of breach or termination or nonrenewal of agreements with third parties in a manner that is costly or damaging to us;

•	we do not always execute definitive written agreements with our vendors, particularly those located in China, which exposes us to possible disputes concerning the existence or terms of our agreements and our intellectual property rights;

•	the reliance on a few sources, and sometimes, single sources for raw materials and components, such that if we cannot secure a sufficient supply of these product components, we cannot manufacture and sell products in a timely fashion, in sufficient quantities or under acceptable terms;

•	the lack of qualified backup suppliers for any raw materials currently purchased from a small number of source suppliers;

•	operations of our third-party manufacturers, suppliers or service providers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the party;

•	carrier disruptions or increased costs beyond our control;

•	possible misappropriation of our proprietary technology; and

•	failing to deliver products under specified storage conditions and in a timely manner.

Given our early stages, our product technology and manufacturing processes are evolving, which can result in production challenges and difficulties. We may be unable to produce our products in sufficient quantity and quality to maintain existing customers and attract new customers. In addition, we may experience manufacturing problems which could result in delays in delivery of orders or product introductions. Any of these events could lead to production and marketing delays or failure or impact on our ability to successfully commercialize our products. If we fail to contract with third parties on favorable terms, coordinate with and supervise their services and contributions to our processes, and leverage those relationships to deliver quality products in a timely manner to customers, we could experience reductions or delays in revenue, reputational harm and diminished brand recognition, higher than expected expenses, or other adverse developments that would materially harm our business.

Several steps of our production processes are dependent upon certain critical machines and tools which could result in delivery interruptions and foregone revenues.

Fat Shark currently has no equipment redundancy to manufacture its products, meaning we will rely on a limited number of machines to perform a large quantity of steps in the manufacturing and assembly processes. Rotor Riot is limited by the number of personnel it has on staff to assemble custom drones. This may, among other things, delay delivery timelines or reduce our revenue and accounts receivable, and/or force us to rely more heavily on third parties to meet customer deadlines or volume demands, either of which will adversely affect our results of operation and ability to achieve and maintain profitability. If we experience any significant disruption in manufacturing, a serious failure of a critical piece of equipment, or an inability to hire personnel, we may be unable to supply products to our customers in a timely manner. Interruptions in our manufacturing could be caused by us or our partners including but not limited to equipment problems, the introduction of new equipment into the manufacturing process or delays in the delivery of new manufacturing equipment. Lead-time for delivery, installation, testing, repair and maintenance of manufacturing equipment can be extensive. We can provide no assurances that we will not lose potential sales or be able to meet production orders due to future production interruptions in our manufacturing lines.

We may not be able to procure necessary key components for our products or may produce or purchase too much inventory.

The drone industry, and the electronics industry as a whole, can be subject to business cycles. During periods of growth and high demand for products, we may not have adequate supplies of inventory on hand to satisfy customers’ needs. Furthermore, during these periods of growth, our suppliers may also experience high demand and, therefore, may not have adequate levels of the components and other materials that the Company requires to manufacture products so that it can meet customers’ needs. Our inability to secure sufficient components to produce products for customers, or similar challenges faced by the drone manufacturers we serve, could negatively impact our sales and operating results. We may choose to mitigate this risk by increasing the levels of inventory for certain key components assuming we have available cash resources. Increased inventory levels can increase the potential risk for excess and obsolescence should our forecasts fail to materialize or if there are negative factors impacting our customers’ end markets. Such a risk becomes especially prevalent during a recession and market downturn. If we purchase too much inventory, we may have to record additional inventory reserves or write-off the inventory, which could have a material adverse effect on our gross margins and on our results of operations.

We may not be able to keep pace with technological advances; and we depend on advances in technology by other companies.

The drone industry in general, and the market for the sale of drone hardware and component parts in particular, continues to undergo significant changes, primarily due to technological developments. Because of the rapid growth and advancement of technology, shifting consumer tastes and the popularity and availability of other forms of activities, it is impossible to predict the overall effect these factors could have on potential revenue from, and profitability of the drone industry. The development of both drone-related software and hardware is a costly, complex and time-consuming process, and investments in product development often involve a long wait until a return, if any, can be achieved on such investment. We might face difficulties or delays in the development process that will result in our inability to timely offer products that satisfy the market, which might allow competing products to emerge during the development and certification process. We anticipate making significant investments in research and development relating to our products and technology, but such investments are inherently speculative and require substantial capital expenditures. Any unforeseen technical obstacles and challenges that we encounter in the research and development process could result in delays in or the abandonment of product commercialization, may substantially increase development costs, and may negatively affect our results of operations. In the time it takes to develop or improve upon a product, that product may become obsolete.

It is impossible to predict the overall effect these factors could have on our ability to compete effectively in a changing market, and if we are not able to keep pace with these technological advances, then our revenues, profitability and results from operations may be materially adversely affected. It is impossible to predict the overall effect these factors could have on our ability to compete effectively in a changing market, and if we are not able to keep pace with these technological advances, then our revenues, profitability and results of operations may be materially adversely affected. However, if we struggle to adapt to an industry-shifting technological advancement or competitor offerings that render our products relatively less attractive or obsolete, including due to competitive pressures we face relative to other drone companies, it could have a material adverse effect on our business.

Further, we rely on and will continue to rely on components of our products that are developed and produced by other companies over which we have limited control. The commercial success of certain of our planned future products will depend in part on advances in these and other technologies by other companies, and our ability to procure them from such third parties in a timely manner and on economically feasible terms. We may, from time-to-time, contract with and support companies developing key technologies in order to accelerate the development of such products for our specific uses. Such activities might not result in useful technologies or components for us.

Lack of long-term purchase orders and commitments from customers may lead to a rapid decline in sales.

Customers issue purchase orders or use our e-commerce site solely at their own discretion, often shortly before the requested date of shipment. Both our distributor relationships through Fat Shark and our online sales through Rotor Riot entail short-term contracts under which customers are generally able to cancel orders (without penalty) or delay the delivery of products on relatively short notice, regardless of whether or not we are in default under our agreements. The online business involves retail customers who are not likely to be repeat customers unless a need arises for updated hardware or software solutions offered by us, which may not occur on a frequent basis, resulting in lack of reliable recurring revenue in that part of our business. In addition, current customers may decide not to purchase products for any reason. If those customers do not continue to purchase products, sales volume could decline rapidly with little or no warning.

We cannot rely on long-term purchase orders or commitments to protect from the negative financial effects of a decline in demand for products. Fat Shark and Rotor Riot typically plan production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Fat Shark resellers issue purchase orders but they have options to reschedule or pay cancellation fees. The uncertainty of product orders makes it difficult to forecast sales and allocate resources in a manner consistent with actual sales. Moreover, expense levels and the amounts invested in capital equipment and new product development costs are based in part on expectations of future sales and, if expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. As a result of lack of long-term purchase orders and purchase commitments, and long product development lead times, we may experience a rapid decline in sales.

As a result of these and other factors, investors should not rely on revenues and operating results for any one quarter or year as an indication of future revenues or operating results. If quarterly revenues or results of operations fall below expectations of investors or public market analysts, the price of our common stock could fall substantially.

Our products require ongoing research and development and may experience technical problems or delays, which could lead the business to fail.

Our future research and development efforts will remain subject to all of the risks associated with the development of new products based on emerging and innovative technologies, including, for example, unexpected technical problems or the possible insufficiency of funds for completing development of these products. If technical problems or delays arise, further improvements in products and the introduction of future products could be adversely impacted, and we could incur significant additional expenses and the business may fail. Additionally, we may deploy significant capital or human resources towards developing or improving upon a product, only for such efforts fail to yield the results we hoped for or intended, which would materially adversely affect our financial condition. This is an acute risk given the relatively new and evolving nature of the drone industry, and constant entrance of new market participants attempting to compete with us. Similarly, if we invest in product research and development efforts and a competitor brings a similar product to market before us, or alleges an infringement of their intellectual property, our ability to market the product or compete effectively could be lost. Any such development could materially harm our business.

If we are involved in litigation, it could harm our business or otherwise distract management.

If we become a party to a substantial, complex or extended litigation, it could cause us to incur large expenditures and could distract management. For example, lawsuits by licensors, consumers, employees or stockholders or litigation with federal, state or local governments or regulatory bodies could be very costly and disrupt business. As described elsewhere in these Risk Factors, our operations and products, as well as those of our customers, collaborators and product end-users, come with the inherent possibility of lawsuits arising from product liability, property damage and personal injury, breach of contract and product warranty claims, intellectual property infringement, regulatory violations and sanctions, and data privacy issues, any of which can result in costly and time-consuming litigation which would divert our limited human and capital resources and could cause other adverse impacts on our business such as reputational harm and loss of future business. While disputes from time-to-time are not uncommon, we may not be able to resolve such disputes on terms favorable to us which could have a material adverse impact on our results of operations and financial condition.

Among other things, claims could be brought against us if use and misuse of our products causes personal injury or death. If a consumer causes damage to a person or property using our drone, we as a reseller of the drone could be sued for selling an allegedly defective product. The possibility that the foregoing events occur from events involving our products is particularly high, because we supply technology used in the operation of drones which is relatively novel and are frequently operated at high speeds and altitudes, and often in densely populated areas and/or by individuals who lack a high level of experience operating them. These characteristics increase the probability that injury or damage to personal property might occur, even absent a defect. Additionally, because Fat Shark’s products are used as ancillary or supplemental components of a drone’s functions, we may become involved in disputes arising from a third party’s actions or products that utilize its technology, even if we were not the direct cause of the issue. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources.

Product liability claims might be brought against us by customers, civilians or private entities or others using or otherwise coming into contact with our products. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. Regardless of merit or eventual outcome, product liability claims may cause:

•	impairment of our business reputation;

•	costs due to related litigation especially since we do not have product liability insurance;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to claimants or civil penalties imposed by governments;

•	regulatory scrutiny and product recalls, withdrawals or labeling, marketing or promotional restrictions; and

•	decreased demand for our products.

We anticipate the risk of product liability and other claims related to our products and their uses will grow as our products begin to be used. We are unable to predict if we will be able to obtain or maintain insurance for such claims. Insurance coverage is becoming increasingly expensive. We do not have such insurance and we may not be able to obtain it at a reasonable cost or in sufficient amounts to protect us against losses due to liability. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, would adversely affect our results of operations and business.

Our business is highly dependent upon our brand recognition and reputation, and the failure to maintain or enhance our brand recognition or reputation, including due to our high reliance on online and social media platforms, would likely adversely affect our business and operating results.

We believe that maintaining and enhancing Fat Shark and Rotor Riot brand identity, and our reputation are critical to our relationships with customers and strategic partners and to our ability to attract new customers and strategic partners. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our market continues to develop. Our success in this area will depend on a wide range of factors, some of which are beyond our control, including the following:

•	the efficacy of our marketing efforts;

•	our ability to obtain new customers and retain and/or expand sales or upsell to existing customers;

•	our ability to maintain high customer satisfaction;

•	the quality and perceived value of our products;

•	our ability to obtain, maintain and enforce patents and trademarks and other indicia of origin, including those we expect to obtain through the acquisition of Fat Shark and Rotor Riot, will be critical to our business plan;

•	our ability to successfully differentiate from competitors’ products;

•	actions of competitors and other third parties;

•	our ability to provide customer support and professional services;

•	positive or negative publicity;

•	litigation or regulatory related developments.

Any of the foregoing developments or an inability to navigate these or other challenges to establish and grow our brand recognition and current and future product popularity could materially adversely affect us.

In addition, particularly with respect to Rotor Riot, we are highly dependent on online social media platforms such as Facebook, Instagram and YouTube to advertise our products, market our brand and develop and maintain customer loyalty. Each of these platforms requires that users adhere to strict terms and conditions governing content, communications and other activities on their platform, which are generally heightened for commercial uses such as ours. If we or third parties such as drone pilots who Rotor Riot uses to market our products online fail to adhere to these requirements, we could be limited, restricted or banned from some or all uses, which would materially adversely affect our business.

Future growth and ability to generate and grow revenue and achieve or maintain profitability may be adversely affected if our marketing initiatives are not effective in generating sufficient levels of brand awareness.

Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing efforts, including our ability to:

•	create awareness of brands and products;

•	convert awareness into actual product purchases;

•	effectively manage marketing costs (including creative and media) in order to maintain acceptable operating margins and return on marketing investment; and

•	successfully offer to sell products or license technology to third-party companies for sale.

Planned marketing expenditures are unknown and may not result in increased total sales or generate sufficient levels of product and brand name awareness. We may not be able to manage marketing expenditures on a cost-effective basis.

Future acquisitions could disrupt our business and adversely affect our operating results, financial condition and cash flows.

We may make acquisitions that could be material to our business, operating results, financial condition and cash flows. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

•	an acquisition may negatively affect our operating results, financial condition or cash flows because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

•	We may incur substantial costs and deploy a significant amount of time and other resources towards a prospective transaction that does not close, either of which could materially harm our financial condition;

•	we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, contracts, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;

•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•	an acquisition may result in a delay or reduction of customer purchases for both us and the company we acquired due to customer uncertainty about continuity and effectiveness of service from either company;

•	we may encounter difficulties in, or may be unable to, successfully sell any acquired products;

•	an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	potential known and unknown liabilities associated with an acquired company, including due to a non-disclosure or failure to identify such liabilities during the due diligence process prior to closing an acquisition;

•	if we incur debt to fund such acquisitions, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants;

•	the risk of impairment charges related to potential write-downs of acquired assets or goodwill in future acquisitions;

•	to the extent that we issue a significant amount of equity or convertible debt securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease; and

•	managing the varying intellectual property protection strategies and other activities of an acquired company.

We may not succeed in addressing these or other risks or any other problems encountered in connection with the integration of any acquired business. The inability to successfully integrate the business, technologies, products, personnel or operations of any acquired business, or any significant delay in achieving integration, could have a material adverse effect on our business, operating results, financial condition and cash flows.

If we incur any future impairment in the carrying value of our goodwill asset or write-off of our general intangibles, it could depress our stock price.

On a combined pro forma basis, as of December 31, 2023, we had $14,793,080 of estimated goodwill and $1,252,888 of intangible assets on our balance sheet. Goodwill and intangible assets must be evaluated for impairment annually or more frequently if events indicate it is warranted. If the carrying value of a reporting unit asset exceeds its current fair value, the goodwill asset is considered impaired. Events and conditions that could result in impairment in the value of our goodwill and intangible assets include, but are not limited to, significant negative industry or economic trends, significant decline in the Company’s stock price for a sustained period of time, significant decline in market capitalization relative to net book value, limited funding that could delay development efforts, significant changes in the manner of use of the assets or the strategy for the Company’s overall business, or safety issues that surface during development efforts, or the end of our product life cycles that will result in impairment of good will. We may in the future be required to record impairment charges to write-off goodwill and intangible assets which is also related to our acquisition of Fat Shark and Rotor Riot. Our stock price could be negatively impacted should future impairments of our goodwill and/or intangible assets occur. A valuation will be performed related to the closing of the Business Combination based on final assets acquired and liabilities assumed and final amounts of goodwill and other intangibles will be determined. To the extent that we may be required to write-off the value of our goodwill and/or our intangibles assets, our stock price could be adversely affected.

Product quality issues and a higher-than-expected number of warranty claims or returns could harm our business and operating results.

The products that we sell could contain defects in design or manufacture. There can be no assurance we will be able to detect and remedy all defects in the hardware we sell, which could result in product recalls, product redesign efforts, loss of revenue, reputational damage and significant warranty and other remediation expenses. Similar to other mobile and consumer electronics, our products have a risk of overheating in the course of usage or upon malfunction. Any such defect could result in harm to property or in personal injury. If we determine that a product does not meet product quality standards or may contain a defect, the launch of such product could be delayed until we remedy the quality issue or defect. The costs associated with any protracted delay necessary to remedy a quality issue or defect in a new product could be substantial.

Fat Shark and Rotor Riot generally provide a one-year warranty on all of our products, except in certain European countries where it can be two years for some consumer-focused products. The occurrence of any material defects in our products could expose us to liability for damages and warranty claims in excess of our current reserves, and we could incur significant costs to correct any defects, warranty claims or other problems. In addition, if any of our product designs are defective or are alleged to be defective, we may be required to participate in a recall campaign. In part due to the terms of our warranty policy, any failure rate of our products that exceeds our expectations may result in unanticipated losses. Any negative publicity related to the perceived quality of our products could affect our brand image and decrease retailer, distributor and consumer confidence and demand, which could adversely affect our operating results and financial condition. Further, accidental damage coverage and extended warranties are regulated in the United States at the state level and are treated differently within each state. Additionally, outside of the United States, regulations for extended warranties and accidental damage vary from country-to-country. Changes in interpretation of the regulations concerning extended warranties and accidental damage coverage on a federal, state, local or international level may cause us to incur costs or have additional regulatory requirements to meet in the future in order to continue to offer our support services. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could harm our business and financial condition.

Estimated future product warranty claims may be based on a variety of factors including the expected number of field failures over the warranty commitment period, the term of the product warranty period, and the costs for repair, replacement and other associated costs. Because of the foregoing or other contingencies, these estimates could prove to be incorrect, such that our warranty obligations are higher than anticipated. Our warranty obligations may be affected by product failure rates, claims levels, material usage and product re-integration and handling costs. Should actual product failure rates, claims levels, material usage, product re-integration and handling costs, defects, errors, bugs or other issues differ from original estimates, we could end up incurring materially higher warranty or recall expenses than we anticipate, which would materially adversely affect our business.

Risks Related to Intellectual Property Protection

If third-party intellectual property infringement claims are asserted against us, it may prevent or delay our product development and commercialization efforts and have a material adverse effect on our business and future prospects.

Companies in the consumer electronics, wireless communications, semiconductor, AI, IT, and display industries steadfastly pursue and protect intellectual property rights, often times resulting in considerable and costly litigation to determine the validity of patents and claims by third parties of infringement of patents or other intellectual property rights. Other companies may hold or obtain patents or inventions or other proprietary rights in technology necessary for our business. If we are forced to defend against infringement claims, we may face costly litigation, diversion of technical and management personnel, and product shipment delays, even if the allegations of infringement are unwarranted.

Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing product development and sales. As the consumer electronics and drone industries expand and more patents are issued, the risk increases that our current and future products may be subject to claims of infringement of the patent rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to inventions, materials, engineering designs, or methods of manufacture related to the design, use or manufacture of our products. Because patent applications can take many years to issue, there may be patent applications currently pending that may later result in patents that our products may infringe upon. Third parties may obtain patents in the future and claim that use of our technologies or those of third parties with which our technologies are integrated infringes on these patents. If any third-party patents were to be held by a court to cover the manufacturing process of any of our products, or any of the characteristics or related components thereof, the holders of any such patents may be able to block our ability to commercialize such product unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patents were to be held by a court to cover aspects of our or our customers’ or strategic partners’ products or processes, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.

Parties making intellectual property claims against us may obtain injunctive or other equitable relief, which could block our ability to further develop and commercialize one or more of our products. Defense of these claims, regardless of their merit, involves substantial litigation expense and diversion of our management’s attention from our business.

If we are unsuccessful in defending against patent infringement claims in any jurisdiction where such a dispute arises, our products could be found to infringe on the intellectual property rights of others. If a claim of infringement against us succeeds, we may have to pay substantial damages, possibly including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. The financial harm caused by any such development with respect to intellectual property disputes and litigation will be heightened to the extent we do not possess, acquire or maintain adequate insurance coverage for these contingencies now or in the future. Further, if there is a successful claim of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, or if we are required to cease using one or more of our business or product names due to a successful trademark infringement claim against us, it could materially adversely affect our business.

We may depend on intellectual property rights including patent rights that have not yet been and may not be obtained by us, and our intellectual property rights and proprietary rights may not adequately protect our products.

Our commercial success will depend substantially on the ability to obtain patents and other intellectual property rights and maintain adequate legal protection for products in the United States and other countries. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that these assets are covered by valid and enforceable patents, trademarks, copyrights or other intellectual property rights, or are effectively maintained as trade secrets. With the closing of our IPO in February 2024, we have 12 issued patents, including four issued in the United States, and nine pending patent Applications, including two pending in the United States which were assigned to a wholly-owned subsidiary of the Company by UAV Patent Corp. (“UAV”) a wholly-owned subsidiary of Red Cat, in each case with a non-exclusive, non-sublicensable royalty free perpetual license back to UAV for Red Cat and its present and future subsidiaries to make, use and sell products subject to such assigned patents and applications solely with respect to military and defense drone applications.

We will apply for patents covering our products, services, technologies, and designs, as we deem appropriate. We may fail to apply for patents on important products, services, technologies or designs in a timely fashion, or at all. We do not know whether, and there can be no assurance that, any of our patent applications will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect our products, technologies, or designs. Our existing and future patents may not be sufficiently broad to prevent others from developing competing products, technologies, or designs. Intellectual property protection and patent rights outside of the United States, particularly in China, are even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

•	we were the first to conceive, reduce to practice, invent, or file the inventions covered by each of our issued patents and pending patent applications;

•	others will independently develop similar or alternative products, technologies, services or designs or duplicate any of our products, technologies, services or designs;

•	any patents issued to us will provide us with any competitive advantages, or will be challenged by third parties;

•	we will develop additional proprietary products, services, technologies or designs that are patentable; or

•	the patents of others will have an adverse effect on our business.

The patents we own or license and those that may be issued to us in the future may be challenged, invalidated, rendered unenforceable or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages. Moreover, third parties could practice our inventions in territories where we do not have patent protection or in territories where they could obtain a compulsory license to our technology where patented. Such third parties may then try to import products made using our inventions into the United States or other territories. We cannot ensure that any of our pending patent applications will result in issued patents, or even if issued, predict the breadth, validity and enforceability of the claims upheld in our and other companies’ patents. Further, patents have a limited lifespan. In the United States, the natural expiration of a patent is 20 years after it is filed, although various extensions may be available. The life of a patent, and the protection it affords, is limited. When the patent life has expired for a product, we will become vulnerable to competition from competitors attempting to replicate the technology that was formerly patent protected. Further, if we encounter delays such as due to regulatory approvals, the time during which we will be able to market and commercialize a product under patent protection could be reduced.

Unauthorized parties may attempt to copy or otherwise use aspects of our processes and products that we regard as proprietary. While we plan to enter into written agreements with certain of our employees and consultants with terms designed to protect our intellectual property rights, there cannot be any assurance that these provisions will provide us with the protection sought. Further, any third parties with whom we do not execute such agreements, such as certain of our suppliers, could attempt to dispute our intellectual property rights or misappropriate our technology or trade secrets. Policing unauthorized use of our proprietary information and technology is difficult and can be costly, and our efforts to do so may not prevent misappropriation of our technologies. We may become engaged in litigation to protect or enforce our patent and other intellectual property rights or in International Trade Commission proceedings to abate the importation of goods that would compete unfairly with our products and, if unsuccessful, these actions could result in the loss of patent or other intellectual property rights protection for the key technologies on which our business strategy depends.

We also rely in part on unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to our unpatented technology. We plan to require employees, contractors, consultants, financial advisors, suppliers, and strategic partners to enter into confidentiality and intellectual property assignment agreements (as appropriate), but these agreements may not provide sufficient protection for our trade secrets, know-how or other proprietary information.

The laws of certain countries do not protect intellectual property and proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions including China, we may be unable to protect our products, services, technologies and designs adequately against unauthorized third-party copying, infringement or use, which could adversely affect our competitive position. To protect or enforce our intellectual property rights, we may initiate proceedings or litigation against third parties. Such proceedings or litigation may be necessary to protect our trade secrets or know-how, products, technologies, designs, brands, reputation, likeness, authorship works or other intellectual property rights. Such proceedings or litigation also may be necessary to determine the enforceability, scope and validity of the proprietary rights of others. Any proceedings or lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Additionally, we may provoke third parties to assert claims against us, which could invalidate or narrow the scope of our own intellectual property rights. We may not prevail in any proceedings or lawsuits that we initiate and the damages or other remedies awarded, if any, may be significant. The occurrence of any of these events may adversely affect our business, financial condition and operating results.

We will register for certain of our trademarks in several jurisdictions worldwide. In some jurisdictions where we will apply to register our trademarks, other applications or registrations may exist for the same, similar, or otherwise related products or services. If we are not successful in arguing that there is no likelihood of confusion between our marks and the marks that are the subject of the other applications or registrations owned by third parties, our applications may be denied, preventing us from obtaining trademark registrations and adequate protection for our marks in the relevant jurisdictions, which could impact our ability to build our brand identity and market our products and services in those jurisdictions. Whether or not our application is denied, third parties may claim that our trademarks infringe their rights. As a result, we could be forced to pay significant settlement costs or cease the use of these trademarks and associated elements of our brand in the United States or other jurisdictions.

Even in those jurisdictions where we are able to register our trademarks, competitors may adopt or apply to register similar trademarks to ours, may register domain names that mimic ours or incorporate our trademarks, or may purchase keywords that are identical or confusingly similar to our brand names as terms in Internet search engine advertising programs, which could impede our ability to build our brand identity and lead to confusion among potential customers of our products and services. If we are not successful in proving that we have prior rights in our marks and arguing that there is a likelihood of confusion between our marks and the marks of these third parties, our inability to prevent these third parties from using our marks may negatively impact the strength, value and effectiveness of our brand names and our ability to market our products and prevent consumer confusion.

If we lose our rights under our third-party technology licenses, our operations could be adversely affected.

Our current or future products may depend in part on technology rights licensed from third parties. We could lose our exclusivity or other rights to use the technology under our licenses if we fail to comply with the terms and performance requirements of the licenses. In addition, certain licensors may terminate a license upon our breach and have the right to consent to sublicense arrangements. If we were to lose our rights under any of these licenses, or if we were unable to obtain required consents to future sublicenses, we could lose a competitive advantage in the market, and may even lose the ability to commercialize certain products or technologies completely. Either of these results could substantially decrease our revenues.

Further, to the extent we need to obtain licenses from third parties to advance our research and development efforts or commercialize or improve upon our products, we may fail to obtain these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize those products, which could harm our business significantly.

The licensing and acquisition of third-party intellectual property rights is a competitive practice, and companies that may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to develop and commercialize our products. More established companies may have a competitive advantage over us due to their larger size and cash resources or greater hardware or software development, production and commercialization capabilities. We may not be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding product candidates that we may seek to acquire, in which case our business could be harmed.

Significant inflation could adversely affect our business and financial results.

The high rate of inflation and resulting pressures on costs and pricing of business such as ours focused on the manufacture and sale of electronics products could adversely impact our business and financial results. While inflation has created some salary pressure with our employees who wish to mitigate the impact of inflation, we have not yet suffered inflationary pressures in procurement. A rise in inflation can adversely affect us by increasing our operating costs, including by increasing the costs of materials, freight and labor, which have already been under pressure due to supply chain constraints and the effects of the COVID-19 pandemic and the shortage of chips. The Company has not identified, planned or taken any actions to mitigate inflationary pressures. Further, in the U.S. the Federal Reserve has responded by increasing interest rates to combat inflation, however such increases may result in a reduced demand for our products and/or an economic downturn. In a highly inflationary environment, or any recession or economic downturn that may result, we may be unable to adjust our business is a manner that adequately addresses these challenges, and these developments could materially adversely affect our business, results of operations and financial condition.

Risks Related to Government Regulation of Our Operations and Industry

Failure to obtain necessary regulatory approvals from the FAA or other governmental agencies by us, our customers, or others who use our products, or limitations put on the use of unmanned aircraft systems, or “UAS,” in response to public privacy or safety concerns, may prevent us from expanding the sales of our drone solutions in the United States.

The regulation of UAS and drone solutions and component parts such as those we offer is subject to substantial change, with regulators including potential alterations, enhancements and additions to existing laws and regulations, and the ultimate treatment is uncertain. A substantial majority of our products are subject to drone-related regulations enforced by the FAA, either directly or due to their inclusion in UAS offered by third parties. Further, even if some of our operations or products are not directly subject to such regulations, Fat Shark’s customers’ operations of UAS that includes our products and technology are subject to those regulations, and their failure to comply will adversely affect our ability to sell to them in the future. Further, adverse regulatory actions such as enforcement proceedings affecting customers and other third parties with which we do business can also adversely affect us, even if the violation or harm alleged did not arise from our conduct or products. Generally, under current FAA regulations the failure to register a UAS, including model aircraft, in accordance with these rules may result in regulatory and criminal sanctions. The FAA may assess civil penalties up to $33,333. Criminal penalties include fines of up to $250,000 and/or imprisonment for up to three years. However, the FAA and other government bodies and agencies are considering changes to address the drone industry, which is relatively new and rapidly evolving. In addition, there exists public concern regarding the privacy and safety implications of the use of UAS. This concern has included calls to develop explicit written policies and procedures establishing usage limitations. We cannot assure you that the response from regulatory agencies, customers and privacy advocates to these concerns will not delay or restrict the adoption of UAS and related products and technologies in certain markets. These developments, and any additional regulatory or other burdens imposed on our business and industry due to public health and safety or other concerns presently faced by the drone industry, could harm us and our customers and suppliers by increasing compliance costs and restricting our operations and product offerings and uses, which could materially adversely affect us.

Rising threats of international tariffs, including tariffs applied to goods between the U.S. and China, may materially and adversely affect our business.

We are heavily dependent on Chinese imports for our products and operations. For example, a substantial majority of Rotor Riot’s products are manufactured, directly and indirectly, using Chinese vendors. Fat Shark’s primary contract manufacturer is Shenzhen Fat Shark Technology Ltd. (“Supplier”), which is located in Shenzhen, China and provides product manufacturing services, including raw material procurement. The majority owner of this entity is the wife of Fat Shark’s founder. We do not have any written agreements with the Supplier and rely only on purchase orders. In addition, Fat Shark’s principal contract manufacturer is located in China. We do not have any written agreements with our other suppliers in China. We rely only on purchase orders. There are inherent risks and uncertainties regarding the enforcement of our rights with respect to our oral agreements and purchase orders. Should our suppliers in China fail to honor our oral agreements and purchase orders we will not have any recourse against such suppliers under Chinese law. The legal system in China and the enforcement of laws, rules and regulations in China can change quickly and the Chinese government may intervene or influence the operations of our suppliers which would adversely impact our business insofar as we would have to seek other suppliers outside of China and such suppliers would most likely charge us more for our products. Rising threats of international tariffs, including tariffs applied to goods traded between the U.S. and China, could materially and adversely affect our business and results of operations. Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs on the foreign imports of certain materials and products. During this trend, the U.S. and China imposed tariffs or announced proposed tariffs to be applied in the future to certain of each other’s exports. Beginning in 2019, the Trump administration imposed tariffs on imports of electronics products, including drones and component parts, of up to 25%. These tariffs apply to the vast majority of Rotor Riot’s and Fat Shark’s respective inventory, and Rotor Riot has in the past been, and either or both entities may in the future be, forced to implement price increases to adjust to the higher costs of production and sale, which imposes the risk of reduced demand for such products and lower sales and resulting revenue. Further, we do not know if the Biden administration or any subsequent administration will implement any, or alter current tariffs, in a manner adverse to us. These tariffs or any further costs or restrictions imposed on products that we import, could require us to raise our prices, which may result in the loss of customers and harm our business, particularly since we rely on consumer spending and our products are typically considered non-essential, and purchases are therefore highly price sensitive.

In addition, changes in political conditions in China and changes in the state of China-U.S. relations, including any tensions relating to potential military conflict between China and Taiwan, are difficult to predict and could adversely affect the operations or financial condition of the Company. In addition, because of our involvement in the Chinese market, any deterioration in political or trade relations might cause a public perception in the U.S. or elsewhere that might cause our business to become less attractive. Such an impact could adversely affect our revenues and cash flows.

We are or may become subject to governmental export and import controls, economic sanctions and other laws and regulations that could subject us to liability and impair our ability to compete in international markets.

While we understand Fat Shark and/or Rotor Riot have had minimal sales outside of the U.S., we expect to seek to market our products outside of the U.S. The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies. Our products are subject to U.S. export controls, including the Commerce Department’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls, and exports of our products must be made in compliance with these laws. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of products and services to countries, governments, and persons targeted by U.S. sanctions. Even though we take precautions to prevent our products from being provided to targets of U.S. sanctions, our products, including our firmware updates, could be provided to those targets or provided by our customers despite such precautions.

Further, the manufacture and sale of our products in certain states and countries may subject us to environmental and other regulations. For example, many of Fat Shark and Rotor Riot’s products rely on electricity generated by lithium-ion batteries, which implicate a variety of environmental and other regulations designed to control the production, use, and transportation of hazardous materials such as lithium and other components and minerals deployed in these batteries. In addition, the increasing global focus on climate change, including greenhouse gas (“GHG”) emissions, has resulted in legislative and regulatory efforts to address the causes and impacts of climate change, and any new and more strict laws and regulations to reduce GHG emissions and address other aspects of climate change, including carbon taxes, cap and trade programs, GHG reduction requirements, requirements for the use of green energy, and changes in procurement requirements, may result in increased operational and compliance obligations, which could adversely affect our financial condition and results of operations.

Our failure to obtain required import or export approval or to comply with other applicable domestic or international laws and regulations for our products or operations could harm our international and domestic sales and adversely affect our revenue, or could subject us to costly proceedings, penalties or damages and negative publicity.

If the courts uphold the SEC’s climate change rules, we will incur additional costs which may materially and adversely affect our operating results and financial condition.

In March 2024, the SEC enacted comprehensive Climate Change Rules. Third parties immediately filed a lawsuit challenging the legality of these Rules and a federal Court of Appeals has issued a stay which means the SEC cannot presently enforce these Rules. If ultimately the Courts uphold these Rules, compliance will require us to spend material sums to be able to comply once they become applicable to us. Because of our small size, the additional costs may have a material adverse effect upon our future operating results and financial condition.

If we fail to comply with U.S. and foreign laws related to privacy, data security, and data protection, it could adversely affect our operating results and financial condition.

We, either directly or through our customers, collaborators or end-users of our products, are or may become subject to a variety of laws and regulations regarding privacy, data protection, and data security. This includes the European Union’s (“EU”) General Data Protection Regulation (the “EU GDPR”) and the United Kingdom’s General Data Protection Regulations (the “UK GDPR”) as a result of our sales in the EU. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. The application of these laws and regulations can arise from our e-commerce platform, social media activities, drone technology and applications, relationships with third parties and their operations, or from other activities we undertake now or that we may undertake in the future. Data privacy and protection regulations are frequently broad in terms of scope of the information protected, activities affected, and geographic reach.

In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, the GDPR includes operational requirements for companies that receive or process personal data of residents of the EU that are broader and more stringent than those previously in place in the EU and in most other jurisdictions around the world. The GDPR includes significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue. Additionally, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”). In November 2020, the CCPA was amended by Proposition 24, the California Consumer Privacy Act, which extends the CCPA. The CCPA requires covered companies to provide California consumers with new disclosures and will expand the rights afforded consumers regarding their data. Fines for noncompliance may be up to $7,500 per violation. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA, and similar laws may limit the use and adoption of our products and services and/or require us to incur substantial compliance costs, which could have an adverse impact on our business.

Since the CCPA was enacted, the U.S. currently has at least 15 states – California, Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, New Hampshire, New Jersey, Oregon, Tennessee, Texas, Utah and Virginia, that have comprehensive data privacy laws in place, or enacted comprehensive data privacy laws set to soon take effect. An additional seven states have enacted narrower privacy laws – Maine, Michigan, Minnesota, Nevada, New York, Vermont, and Washington. So far during the 2023-24 legislative cycle, at least 15 states have introduced privacy bills that address a range of issues, including protecting biometric identifiers and health data, or governing the activities of specific entiteis. However, this patchwork approach to privacy legislation could pose compliance and liability risks for companies that have multistate operations. Proposed bills in various states have similar rights in preexisting privacy legislation but differ in implementation and enforcement. Additionally, in June 2022 the American Data Privacy and Protection Act was introduced in the U.S. House of Representatives but has not yet been adopted. As introduced this proposed legislation would establish requirements for how companies handle personal data by, among other things, limiting the collection, processing, and transfer of personal data to that which is reasonably necessary to provide a requested product or service, prohibiting companies from transferring individuals’ personal data without their affirmative express consent, establishing a right to access, correct, and delete personal data, requiring companies to provide individuals with a means to “opt out” of advertising, requiring companies to implement security practices aimed at protecting personal data, and imposing enforcement actions and the possibility of civil proceedings for violations. Proposed federal legislation, like the American Data Privacy and Protection Act, will likely continue to be debated and, at some point, may be enacted in some form.

We intend to strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy, data security, and data protection. Our limited resources may adversely affect our compliance effort. Given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be in conflict across jurisdictions, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us, customers, or third-party vendors or end-users involved with our products to comply with our privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal data, may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on our operating results and financial condition.

Governments are continuing to focus on privacy and data security, and it is possible that new privacy or data security laws will be passed or existing laws will be amended in a way that is material to our business. Any significant change to applicable laws, regulations, or industry practices regarding the personal data of our employees, agents or customers could require us to modify our practices and may limit our ability to expand or sustain our salesforce or bring our products to market. Changes to applicable laws and regulations in this area could subject us to additional regulation and oversight, any of which could significantly increase our operating costs and materially affect our operating results and financial condition.

Risks Related To Our Common Stock

Because Red Cat and our Principal Stockholder own 46.79% and 3.62% of our outstanding common stock after the IPO, the voting power of other stockholders is limited and Red Cat will likely be able to control our business, elect our Board of Directors and otherwise control the Company which control may place their interests ahead of our stockholders’ interests.

With the consummation of the IPO in February 2024 and partial conversions of Series B preferred shares to common shares, Red Cat owns 46.79% of our outstanding common stock and Mr. Jeffrey Thompson, the Chief Executive Officer of Red Cat, owns 3.62% of our common stock. Mr. Thompson does not have any power to vote the Red Cat shares of our common stock. Red Cat has delegated the voting power to a special committee of its Board of Directors on which Mr. Thompson is not a member, although the voting power could be changed in the future. Because of Red Cat’s ownership it is clear even without Mr. Thompson voting with them that they can control the Company for the foreseeable future. Red Cat has the ability to have a substantial influence on matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders including our management and Board of Directors may have little or no influence over matters submitted for stockholder approval. In addition, the ownership of such stockholders could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. Red Cat may make decisions that favor Red Cat and are adverse to your interests. Further, it is possible that if we filed an indemnification claim, Red Cat and Mr. Thompson acting together could simply remove our Board of Directors and dismiss the indemnification claim or lawsuit.

Because the Purchase Price for Fat Shark and Rotor Riot exceeds an independent valuation that Red Cat received for the enterprise value of the target companies, you may lose all or part of your investment.

In connection with the acquisition, we paid Red Cat the Purchase Price of $20.0 million to acquire Fat Shark and Rotor Riot comprised of (i) $1.0 million in cash, (ii) the $2.0 million Note issued by the Company to Red Cat, and (iii) $17.0 million of the Company’s common stock. In November 2020, Red Cat acquired Fat Shark for a purchase price of $8.4 million and in January 2020, Red Cat acquired Rotor Riot for a total purchase price of $2.0 million. In connection with the transaction, Red Cat received a valuation from a valuation expert engaged by Red Cat that estimated that Fat Shark and Rotor Riot had a combined enterprise value range of $5.1 million to $5.7 million, as of November 30, 2022. While the Purchase Price was negotiated in good faith between our Chief Executive Officer at that time and an independent special committee of the Red Cat board of directors, the Company does not intend to obtain an independent valuation on the assets and liabilities assumed. We anticipate to perform a valuation during the second quarter of 2024 based on final assets acquired and liabilities assumed and final amounts of goodwill and other intangibles. See also the “Risk Factors – If we incur any future impairment in the carrying value of our goodwill asset or write-off our general intangibles, it could depress our stock price.” Accordingly, if the Company’s management is unsuccessful in implementing its growth strategy to grow its business to justify what it is paying for the Purchase Price, it is possible that an investor may lose all or part of its investment.

The market price of our shares of common stock is subject to fluctuation.

The market price of shares of our common stock may fluctuate and has fluctuated significantly in response to factors, some of which are beyond our control, including:

•	our ability to integrate the operations of Fat Shark and Red Cat;

•	the announcement of new products by our competitors;

•	our ability to obtain patents for our products and defend our intellectual property from misappropriation and competitive use;

•	progress and publications of the commercial acceptance of similar technologies to those we utilize;

•	our ability to grow the revenues of Fat Shark and Red Cat and achieve consistent profitability;

•	our ability to execute our business plan;

•	actual or anticipated variations in operating results;

•	additions or departures of key personnel including our executive officers;

•	business disruptions caused by natural disasters and uncontrollable events such as severe weather conditions or geopolitical turmoil;

•	cyber security attacks or data privacy issues involving our products or operations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, significant contracts, or other material developments that may affect our prospects;

•	adverse regulatory developments;

•	the possibility of a recession or market down-turn; or

•	general market conditions including factors unrelated to our operating performance

Recently, the stock market, in general, has experienced extreme price and volume fluctuations due to, among other factors, concerns involving inflation, the Federal Reserve interest rate increases, supply chain shortages, recession fears, and geopolitical turmoil including the war in Ukraine and Israel. The current prolonged delay in providing new aid to Ukraine and Israel are evidence of the political uncertainties. Continued market fluctuations could result in extreme market volatility in the price of our common stock which could cause a decline in the value of our common stock below the Offering price.

Our stock price may be volatile, which could result in substantial losses to investors.

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock (including any stock-run ups or price declines) may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility particularly with small public companies with relatively smaller public floats that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility.

Factors that could cause the market price of our common stock to fluctuate significantly include:

•	the results of operating and financial performance and prospects of other companies in our industry;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;
•	the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•	lack of securities analyst coverage or speculation in the press or investment community about us or market opportunities in the drone industry;
•	changes in government policies in the United States and, as our international business increases, in other foreign countries;
•	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;
•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	any lawsuit involving us or our products;
•	arrival and departure of key personnel;
•	sales of common stock by us, our investors or members of our management team; and
•	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

Any of these factors, as well as broader market and industry factors, may result in large and sudden changes in the trading volume of our common stock (including stock run ups or price declines) and could seriously harm the market price of our common stock, regardless of our operating performance. This may prevent you from being able to sell your shares at or above the price you paid for your shares, if at all. In addition, following periods of volatility in the market price of a company’s shares, shareholders often institute securities class action litigation against that company. Our involvement in any class action suit or other legal proceeding could divert our senior management’s attention and could adversely affect our business, financial condition, results of operations and prospects.

An active trading market for our common stock may not develop.

Prior to the IPO, there was no public market for our common stock. The IPO price for our common stock was determined through negotiations with the underwriters. Although we have received approval for the trading of our common stock on the NYSE American, an active trading market for our shares may never develop or be sustained following this IPO. If an active market for our common stock does not develop, it may be difficult to sell our securities without depressing the market price for the shares, or at all.

Because our sole remedy under the Purchase Agreement in the event of any breaches of representations and warranties is to cancel some or all of the 100,000 shares of our common stock, the value of such shares may be an insufficient remedy.

The Purchase Agreement contains representations and warranties made by Red Cat and Mr. Jeffrey Thompson, Red Cat’s Chief Executive Officer. Based upon negotiations with Red Cat and its counsel, we agreed that Mr. Thompson, one of our founders, our largest stockholder and a member of our Board, will backstop Red Cat’s indemnification obligations under the Purchase Agreement in the event we claim Red Cat and/or Mr. Thompson have breached any of their respective representations and warranties contained in the Purchase Agreement, as amended, with 125,000 shares of our common stock (after giving effect to the 1-for-2 reverse stock split). Such shares will not be placed into escrow. Red Cat has no liability for such breaches by it. That means if the value of such shares held by Mr. Thompson is not at least equal to our damages, we will not have a remedy sufficient to permit us to recoup all of our damages. The only exception is fraud. Although we negotiated this limited remedy in good faith, it is possible that the shares held by Mr. Thompson may not be sufficient in which case such breach may adversely and materially affect our common stock price.

We will incur significant additional costs as a result of being a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

With the completion of our IPO, we expect to incur increased costs associated with corporate governance requirements that will become applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Customer Protection Act of 2010, and the Exchange Act, as well as the rules of NYSE American. These rules and regulations are expected to significantly increase our accounting, legal and financial compliance costs and make some activities more time consuming, including due to increased training of our current employees, additional hiring of new employees, and increased assistance from consultants. The SEC’s new cybersecurity rules will increase our compliance costs. We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board or as executive officers. Furthermore, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs. In addition, our management team will need to devote substantial attention to interacting with the investment community and complying with the increasingly complex laws pertaining to public companies, which may divert attention away from the day-to-day management of our business, including operational, research and development and sales and marketing activities. Increases in costs incurred or diversion of management’s attention as a result of becoming a publicly traded company may adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Our failure to maintain effective disclosure controls and internal controls over financial reporting could have an adverse impact on us.

We are required to establish and maintain appropriate disclosure controls and internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Our Auditor and Red Cat’s auditor recently was subjected to certain significant enforcement actions in Canada. If its ability to perform audits for public companies in the United States is restricted it could have material adverse consequences on the Company and our investors.

In December 2023, the Canadian Public Accountability Board imposed significant restrictions on our auditors (the “Firm”) who also audited the financial statements of Fat Shark and Rotor Riot which are contained in this annual report. The sanctions were imposed as a result of a finding of 19 significant inspection findings relating to Canadian auditing rules occurring with two public companies whose audits the regulator reviewed. As a result, the regulator imposed certain sanctions which included: (a) prohibiting the Firm from accepting Canadian reporting issuer clients including those resulting from initial public offerings, reverse takeovers or other transactions (including an existing private company audit client seeking to become a reporting issuer through initial public offering, reverse takeover or other transaction which is considered a new reporting issuer) and (b) prohibiting the Firm from assigning one of its partners to audits of financial statements of reporting issuers in any Canadian jurisdiction in which such partner is not properly licensed to provide public accounting services by the relevant provincial Chartered Professional Accountant regulatory body.

The Firm is also subject to oversight by the Public Accounting Oversight Board (the “PCAOB”) in the United States. The PCAOB was established by Congress to oversee the audits of public companies in order to protect investors and further the public interest in the preparation of informative, accurate, and independent audit reports. The PCAOB oversees auditors' compliance with the Sarbanes-Oxley Act, provisions of the securities laws relating to auditing, professional standards, and PCAOB and SEC accounting rules. In May 2022 the PCAOB previously barred a former director and nonequity partner of the Firm for violations of PCAOB rules and standards as part of four audits across three public companies.

In the event that the PCAOB or the SEC were to impose material enforcement actions against the Firm including barring it from issuing audit opinions for companies that file reports or registration statements with the SEC, the Company and our investors could be materially and adversely affected. For example, if was determined that our previous and current financial statements (or the financial statements of Fat Shark and Rotor Riot) that were audited or reviewed by the Firm can no longer be relied upon due to auditing errors, we would be required to restate such financial statements. To the extent that the Firm was banned from representing public companies, we would be required to retain new auditors and have such financial statements re-audited, which could result in material additional auditing costs and could adversely affect our stock price and investor confidence in our company. In addition, if the Firm was to be forced to cease its operations, there can be no assurance that the SEC would grant a waiver to issuers like the Company who are unable to use prior audit reports in annual reports on Form 10-K or amendments to the Registration Statement. Furthermore, in the event that PCAOB or SEC sanctions were to result in the Firm ceasing to audit public companies that file reports with the SEC, our shareholders may not be able to recover damages against the Firm on claims in connection with a material misstatement or omission in our financial statements that were audited or reviewed by the Firm.

Because our common stock is listed on NYSE American, we are subject to additional regulations and continued requirements.

With the completion of our IPO in February 2024, we are required to meet the continued listing standards for NYSE American. If we fail to meet NYSE American’s listing standards, our common stock may be delisted. NYSE American requires that the average closing price of its listed common stock remain above $1.00 over a 30 consecutive day period, in order to remain listed. In addition, to maintain a listing on NYSE American, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements standards, our common stock could be subject to delisting. Delisting would have a negative effect on the price of our common stock and would impair your ability to sell our common stock when you wish to do so.

Our Board of Directors may authorize and issue shares of new classes of stock that could be superior to or adversely affect current holders of our common stock.

Our Board of Directors has the power to authorize and issue shares of classes of stock, including preferred stock that have voting powers, designations, preferences, limitations and special rights, including preferred distribution rights, conversion rights, redemption rights and liquidation rights without further shareholder approval which could adversely affect the rights of the holders of our common stock. In addition, our Board could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing common stockholders.

Any of these actions could significantly adversely affect the investment made by holders of our common stock. Holders of common stock could potentially not receive dividends that they might otherwise have received. In addition, holders of our common stock could receive less proceeds in connection with any future sale of the Company, in liquidation or on any other basis.

If we raise capital in the future, it may dilute our existing stockholders’ ownership and/or have other adverse effects on us, our securities or our operations.

If we are required to raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership may decrease, and these stockholders may experience substantial dilution. Additionally, the issuance of additional shares of common stock or other securities could result in a decline in our stock price. Further, if we are required to raise additional funds by issuing debt instruments, these debt instruments could impose significant restrictions on our operations, including liens on our assets and negative covenants prohibiting us from engaging in certain transactions or corporate actions that may have the effect of limiting our ability to pursue our business strategy and growth objectives.

Common stock eligible for future sale may adversely affect the market.

We have agreed to enter into a registration rights agreement for the registration of 500,000 shares of our common stock that we will issue to Red Cat in connection with the Business Combination and to use our best efforts to file a registration statement 120 days after the consummation of the Offering and have such registration statement declared effective within 180 days. Upon registration and expiration of the 180-day lockup for Red Cat, Red Cat’s common stock will be freely-tradable. The following discussion refers to the public sale of our common stock by our other stockholders beginning after expiration of the lockup agreement all of our officers, directors and 5% shareholders have entered into. From time-to-time after the expiration of the lock-up period, our stockholders may be eligible to sell all or some of their common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933 (the “Securities Act”), subject to certain limitations. In general, Rule 144 provides that any non-affiliate of the Company who has held restricted common stock for at least six months, is entitled to publicly sell their restricted stock, provided that the Company stays current in its SEC filings. Affiliates, which would include an officer, director or other person in control of the Company may sell after a six month holding period from the date of purchase) with the following restrictions: (i) the Company is current in its SEC filings, (ii) the holders comply with certain manner of sale provisions, (iii) the holders file a Form 144, and (iv) the holders comply with volume limitations limiting the sale of shares within any three-month period to the greater of (1) a number of shares that does not exceed 1% of the total number of outstanding shares, or (2) the average weekly trading volume computed over a four week period. A person who has ceased to be an affiliate at least three months immediately preceding the applicable sale and who has owned such shares of common stock for at least six months may sell the shares under Rule 144 without regard to any of the limitations described above except for the current public information requirement.

Future sales of substantial amounts of our common stock in the public market, or the anticipation of these sales, could materially and adversely affect market prices prevailing from time-to-time, and could impair our ability to raise capital through sales of equity or equity-related securities. In addition, the market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales may occur.

If securities or industry analysts do not publish research or reports about our business, or if they adversely change their recommendations regarding our common stock, the market price for our common stock and trading volume could decline.

The trading market for our common stock will be influenced by research or reports that industry or securities analysts publish about our business. We do not currently have any analysts publish research reports about us, and we cannot assure you that any will. If analysts do, and one or more analysts who cover us downgrade our common stock, the market price for our common stock would likely decline.

We and our investors face the implications of our status as an emerging growth company under the federal securities laws and regulations.

We qualify as an “emerging growth company” pursuant to the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we have elected to take advantage of specified reduced reporting and other requirements compared to those that are otherwise applicable generally to public companies. These provisions include but are not limited to: reduced disclosure obligations regarding executive compensation in periodic reports, proxy statements and registration statements; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year during which we have total annual gross revenues of at least $1.235 billion; (b) the last day of our fiscal year following the fifth anniversary of the completion of this Offering; (c) the date on which we have, during the preceding three-year period, issued more than $1.0 billion in non-convertible debt; or (d) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act, which would occur as of the end of any fiscal year if the market value of our common stock that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. Once we cease to be an emerging growth company, we will not be entitled to the exemptions provided in the JOBS Act discussed above.

We have never paid dividends and we do not expect to pay dividends for the foreseeable future.

We intend to retain earnings, if any, to finance the growth and development of our business and do not intend to pay cash dividends on shares of our common stock in the foreseeable future. The payment of future cash dividends, if any, depend upon, among other things, conditions then existing including earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities and other factors. As a result, capital appreciation, if any, of our common stock, will be your sole source of gain for the foreseeable future.

Our Certificate of Incorporation contains certain provisions which may result in difficulty in bringing stockholder actions against or on behalf of the Company or its affiliates.

Section 7 of our Certificate of Incorporation provides that the internal affairs of the Company, including stockholder derivative actions, shall be brought exclusively in commonwealth courts located in Puerto Rico. To the extent that any such action asserts a claim under the Exchange Act, that provision must be brought in federal court. Section 7 also provides that the United States federal courts generally shall have exclusive jurisdiction over claims brought under the Securities Act, the effect of which is that an action under the Securities Act with respect to the Company may only be brought in the federal courts, whereas absent such provision the federal and commonwealth courts would otherwise have concurrent jurisdiction over such a matter. Any claim seeking relief under the Exchange Act may only be brought in federal court. Further, Section 7 also provides for the United States District Court for the District of Puerto Rico as the exclusive venue for any cause of action under either the Securities Act or the Exchange Act, meaning such federal court is the only court in which such a case may be brought and heard. These provisions may have the effect of precluding stockholders from bringing suit in their forum or venue of choice. Further, these provisions may give rise to a potential ambiguity as to which courts – commonwealth or federal – should preside over certain cases such as cases with overlapping claims under both Puerto Rican corporate law and the Securities Act and the rules and regulations thereunder. While the Supreme Court of Delaware has upheld a charter provision designating federal courts as the exclusive forum for actions brought under the Securities Act, it is unclear how a court in another jurisdiction, including Puerto Rico, might rule. Therefore, an investor seeking to bring a claim against or on behalf of the Company or its affiliates under Puerto Rico law or the federal securities laws may be forced to litigate their case in a court which poses geographic or other hardships, and could face uncertainty as to which jurisdiction and venue the case will ultimately be heard in, which may delay, prevent or impose additional obstacles on the investor in such litigation. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder, and there is uncertainty as to whether a state or federal court would enforce this charter provision. Assuming we proceed with our reincorporation in Nevada, the Nevada Articles of Incorporation have similar provisions except requiring litigation in Las Vegas, Nevada courts.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Like all companies that utilize technology, we are subject to threats of breaches of our technology systems. To mitigate the threat to our business, we will take a comprehensive approach to cybersecurity risk management. Our management actively oversees our risk management program, including the management of cybersecurity risks. We intend to establish policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats, including those discussed in our Risk Factors. We intend to devote financial and personnel resources to implement and maintain security measures to meet regulatory requirements and stakeholder expectations, and we intend to continue to make investments to maintain the security of our data and cybersecurity infrastructure. We intend to establish and maintain a Cybersecurity Maturity Model Certification (“CMMC”) compliance program and will work to meet all applicable deadlines. While there can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective, we believe that the Company’s investment in people and technologies will contribute to a culture of continuous improvement that will put the Company in a position to protect against potential compromises and we do not believe that risks from prior cybersecurity threats have materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that past or future attacks will not materially affect us, including our business strategy, results of operations, or financial condition.

Risk Management and Strategy

At a high level, the key objectives for the Company’s cybersecurity program are to implement and sustain effective security controls to stop intrusion attempts and to maintain and continuously improve its ability to respond to attacks and incidents. Success in achieving these objectives relies upon using quality technology solutions, cultivating and maintaining a team of skilled professionals, and improving processes continuously. Our cybersecurity program in particular will focus on the following key areas:

Risk Assessment: At least annually, we will conduct a cybersecurity risk assessment that takes into account information from internal stakeholders, known information security vulnerabilities, and information from external sources, including reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants. The results of the assessment will be used to develop initiatives to enhance our security controls, make recommendations to improve processes, and inform a broader Company-wide risk assessment that are then reported to our members of management.

Technical Safeguards: We will regularly assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence and incident response experience.

Incident Response and Recovery Planning: We will establish a comprehensive incident response and recovery plans that guide our response in the event of a cybersecurity incident. We will continuously test and evaluate the effectiveness of those plans.

Vendor Risk Management: We will implement a vendor risk management program for domestic vendors, which will be designed to identify and mitigate cybersecurity threats associated with our use of domestic third-party service providers. Such providers are subject to security risk assessments at the time of on-boarding, contract renewal, and upon detection of an increase in risk profile. We will use a variety of inputs in such risk assessments, including information supplied by providers in response to detailed questionnaires and meetings as well as information from third parties. In addition, we will require our domestic providers to meet appropriate security requirements, controls and responsibilities and investigate security incidents that have impacted our third-party providers, as appropriate.

Education and Awareness: Our policies will require each of our employees to contribute to our data security efforts. We will regularly remind employees of the importance of handling and protecting data, including through annual privacy and security training to enhance employee awareness of how to detect and respond to cybersecurity threats. As part of that educational process, we will periodically simulate cybersecurity threats to the Company and review/assess employee responses. In this regard, the Company will implement policies and procedures for all employees including: (i) information security/cybersecurity policies, which are internally available for all employees, (ii) information security/cybersecurity awareness training; (iii) a clear escalation process which employees can follow in the event an employee notices something suspicious; and (iv) ensuring that information security/cybersecurity is part of the employee performance evaluation and/or disciplinary process.

Item 2.	Properties.

We own no properties. With the closing of our IPO, our principal place of business is located in Orlando, Florida at the Rotor Riot facility. In October 2023, Rotor Riot signed a five-year lease for a 6,900 sq. foot facility in Orlando, FL. We currently anticipate that the current leased space will be sufficient to support our current and future needs. In addition, we have an executive office located at 15 Ave. Muñoz Rivera, Suite2200, San Juan, Puerto Rico 00901 which we sublet from Red Cat on month-to-month basis.

Item 3.	Legal Proceedings.

From time to time, we are involved in various disputes, claims, suits, investigations, and legal proceedings arising in the ordinary course of business. We believe that the resolution of current pending legal matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows. Nonetheless, we cannot predict the outcome of these proceedings, as legal matters are subject to inherent uncertainties, and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information, see “Note 12. Commitments and Contingencies” to our financial statements included in this Form 10-K.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the NYSE American under the symbol “UMAC” since our IPO on February 14, 2024.

The last reported sales price of our common stock on March 21, 2024 was $1.79.

Holders

As of March 1, 2024, there were approximately 357 holders of record of our common stock. These numbers are based on the actual number of holders registered at such date and does not include holders whose shares are held in “street name” by brokers and other nominees.

Dividends

The Company has never paid dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future. It intends to use any future earnings for the expansion of its business. Any future determination of applicable dividends will be made at the discretion of the Board of Directors and will depend on the results of operations, financial condition, capital requirements and other factors deemed relevant.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides information regarding our equity compensation plans as of December 31, 2023:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and vesting of restricted stock	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	–	$–	1,461,876

Equity compensation plans not approved by security holders	–	$–	–

The Company’s 2022 Equity Incentive Plan has 1,461,876 shares of common stock available for issuance.

The 2022 Equity Incentive Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2025 and ending in 2032 equal to the lesser of (a) five percent (5%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our board of directors.

Recent Sales of Unregistered Securities

The following is a summary of all securities that we have sold during the last three years without registration under the Securities Act of 1933, as amended (the “Securities Act”).

On September 10, 2021, we closed a private offering. Our founders purchased 3,000,000 shares of common stock at a price of $0.01 per share for total proceeds of $30,000. The shares were issued pursuant to the exemption provided under Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506(b) promulgated thereunder.

Subscriber Name	Shares Issued	Subscription price
Jeffrey Thompson	2,400,000	$24,000
Brains Riding In Tanks, LLC	150,000	$1,500
John J. Laxague	150,000	$1,500
Matthew Newman	150,000	$1,500
James T. Connell	150,000	$1,500
Total	3,000,000	$30,000

On September 14, 2021, we closed a private offering and sold 4,552,000 shares of common stock at a price of $0.50 per share for total proceeds of $2,276,000, including 52,000 shares of common stock issued to Jeffrey Thompson for a total of $26,000. The shares were issued pursuant to the exemption provided under Rule 506(b) of Regulation D of the Securities Act of 1933.

On January 12, 2022, we closed a private offering and sold 482,500 shares of common stock at a price of $4.00 per share for total proceeds of $1,930,000. The shares were issued pursuant to the exemption provided under Rule 506(b) of Regulation D of the Securities Act of 1933.

On July 27, 2022, we closed a private offering and sold 150,000 shares of common stock at a price of $4.00 per share for total proceeds of $600,000. The shares were issued pursuant to the exemption provided under Rule 506(b) of Regulation D of the Securities Act of 1933.

On December 13, 2022, the Company issued 140 Series B preferred shares to three accredited investors in connection with the cancellation of 1,400,000 shares of common stock. The Series B preferred stock is convertible into common stock at a ratio of 10,000 shares of common stock for each share of Series B stock held, subject to certain limitations. Series B preferred shares are not entitled to vote on any matters submitted to shareholders of the Company. Shares outstanding at December 31, 2022 totaled 140 which are convertible into 1,400,000 shares of common stock. These issuances were exempt from registration under Section3(a)(9) of the Securities Act.

On March 7, 2023, we issued 150,000 shares of our common stock to the investors in the July 27, 2022 private placement. The shares were issued at the request of Revere Securities as partial consideration for its agreement to modify its engagement letter with the Company. The shares were exempt from registration under Rule 506(b) under the Securities Act.

On June 1, 2023, the Company issued 50 Series B preferred shares to an accredited investor in connection with the cancellation of 500,000 shares of common stock. The Series B preferred stock is convertible into common stock at a ratio of 10,000 shares of common stock for each share of Series B stock held, subject to certain limitations. Series B preferred shares are not entitled to vote on any matters submitted to shareholders of the Company. Preferred shares outstanding at June 5, 2023, totaled 190 which are convertible into 1,900,000 shares of common stock. The issuance was exempt from registration under Section3(a)(9) of the Securities Act.

On January 2, 2024, the Company issued 16,086 shares of our common stock to Brandon Torres Declet as part of severance the Company and Mr. Declet agreed to pursuant to Mr. Declet’s Termination Agreement. The shares were issued pursuant to the exemption provided under Rule 506(b) of Regulation D of the Securities Act of 1933

On January 2, 2024, the Company issued 16,086 shares of our common stock to Brandon Torres Declet as part of severance the Company and Mr. Declet agreed to pursuant to Mr. Declet’s Termination Agreement.

On February 28, 2024, the Company issued 175,000 shares of our common stock to an accredited investor in connection with a conversion of 35 shares of our Series B Convertible Preferred Stock. The issuance was exempt from registration under Section 3(a)(9) of the Securities Act.

On March 12, 2024, the Company issued 175,000 shares of our common stock to an accredited investor in connection with a conversion of 35 shares of our Series B Convertible Preferred Stock. The issuance was exempt from registration under Section 3(a)(9) of the Securities Act.

Use of Proceeds

On February 13, 2024, the U.S. Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-270519), as amended, filed in connection with our IPO. On February 16, 2024, we closed our IPO in which we sold 1,250,000 shares of our common stock, par value $0.01 per share (the “Shares”) and up to an additional 187,500 Shares issuable upon the exercise of the underwriter’s over-allotment option at a public offering price of $4.00 per share, resulting in net proceeds of $3,725,000 after deducting offering costs, underwriting discounts, and other commissions.

There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus dated February 16, 2024, filed with the SEC pursuant to Rule 424(b)(1) under the Securities Act. As described in such prospectus, we have used IPO proceeds to pay $1.0 million to Red Cat related to the business combination and acquisition of Fat Shark and Rotor Riot and the remaining amount will be used for working capital and general corporate purposes.

Item 6.	Selected Financial Data

As a smaller reporting company, we are not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited and unaudited financial statements (prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”)) and related notes included elsewhere in this Annual Report on Form 10-K (this “Form 10-K”). The following discussion contains forward-looking statements that are subject to risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Unusual Machines, Inc. and its subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

Recent Developments

Initial Public Offering

On February 16, 2024, the Company closed the IPO for the sale of 1,250,000 shares of common stock, at a public offering price of $4.00 per share. The IPO generated gross proceeds of $5.0 million and net proceeds of approximately $3.5 million.

Acquisition of Fat Shark and Rotor Riot

On November 21, 2022, the Company entered into the Purchase Agreement with Red Cat and Jeffrey Thompson, the founder and Chief Executive Officer of Red Cat, pursuant to which we agreed to purchase Red Cat’s consumer business consisting of Fat Shark and Rotor Riot. Fat Shark and Rotor Riot are in the business of designing and marketing consumer drones and FPV goggles. Rotor Riot is also a licensed authorized reseller of consumer drones manufactured by third-parties.

Under the terms of the Purchase Agreement, as amended, the Company purchased from Red Cat its Rotor Riot and Fat Shark subsidiaries for $20.0 million comprised of (i) $1.0 million in cash, (ii) a $2.0 million promissory note issued by the Company to Red Cat, and (iii) $17.0 million of the Company’s common stock or 4,250,000 shares of common stock.

Unusual Machines Results of Operations

Years Ended December 31, 2023 and 2022

Revenue

During the years ended December 31, 2023 and 2022, we did not generate any revenues and as such did not incur any cost of goods sold.

Operating Expenses

During the year ended December 31, 2023, we incurred general and administrative expenses totaling $1,794,455 compared to $1,242,732 for the year ended December 31, 2022, resulting in an increase of $551,723 or 44.4%. The increase primarily relates to increased legal expenses and professional fees related to the business combination and for preparation of becoming a public company.

Net Loss

Net loss for the year ended December 31, 2023, totaled $1,794,455 compared to $1,242,584 for the year ended December 31, 2022, resulting in an increase of $551,871 or 44.4%. The increase in net loss is almost entirely related to the increase in general and administrative expenses as we start to build out our operations for the business combination and becoming a public company.

Fat Shark Results of Operations

Nine Months Ended January 31, 2024 and 2023

Revenue

During the nine months ended January 31, 2024 (or the “2024 period”), Fat Shark generated revenues totaling $1,379,391 compared to $2,060,594 during the nine months ended January 31, 2023 (or the “2023 period”), representing a decrease of $681,203 or 33.1%. Revenues can fluctuate from period to period and are generally reflective of normal changes as the life cycles of the company’s products mature. Lower revenues for the 2024 period related to its newest product, the Dominator, which was launched at the beginning of the 2023 period, and while it generated strong initial sales in the first quarter, sales declined significantly since the 2023 period.

Cost of Goods Sold

During the nine months ended January 31, 2024, Fat Shark incurred cost of goods sold of $2,557,379 compared to $1,753,695 during the nine months ended January 31, 2023; resulting in an increase of $803,684 or 45.8%. The increase primarily related to an inventory impairment charge of $1,244,920 related to the Dominator goggles during the 2024 period.

Gross Margin

During the nine months ended January 31, 2024, Fat Shark’s gross margin was ($1,177,988) compared to $306,899 during the nine months ended January 31, 2023, resulting in a decrease of $1,484,887 or 483.8%. Fat Shark’s gross margin, as a percentage of sales, totaled (85.4%) during the nine months ended January 31, 2024, compared to 14.9% during the nine months ended January 31, 2023. The reported gross margin was adversely impacted by an impairment charge of $1,244,920 related to the write-down of Dominator inventory based on sales volumes and product discounts.

Operating Expenses

During the nine months ended January 31, 2024, Fat Shark’s operations expenses totaled $111,204 compared to $180,805 during the nine months ended January 31, 2023, resulting in a decrease of $69,601 or 38.5%. The decrease during the 2024 period reflects lower professional services fees compared to the 2023 period.

During the nine months ended January 31, 2024, Fat Shark incurred research and development expenses totaling $35,669 compared to $208,107 for the nine months ended January 31, 2023, resulting in a decrease of $172,438 or 82.9%. The decrease during the 2024 period reflects lower payroll costs compared to the 2023 period.

During the nine months ended January 31, 2024, Fat Shark’s sales and marketing expenses totaled $159 compared to $13,837 for the nine months ended January 31, 2023, resulting in a decrease of $13,678 or 98.9%. Sales and marketing expenses were higher during the 2023 period as the Company was preparing for the launch of the Dominator.

During the nine months ended January 31, 2024, Fat Shark incurred general and administrative expenses totaling $14,816 compared to $66,193 for the nine months ended January 31, 2023, resulting in a decrease of $51,377 or 77.6%. The decrease primarily relates to lower office and insurance costs compared to the 2023 period.

Net Loss

Fat Shark’s net loss for the nine months ended January 31, 2024, totaled $1,401,934 compared to $221,530 for the nine months ended January 31, 2023, resulting in an increase in net loss of $1,180,404 or 532.8%. This increase in net loss relates to the impairment charge related to the Dominator inventory resulting in lower gross margins during the 2024 period. This was partially offset by lower operating expenses compared to the 2023 period. The release of Fat Shark’s new generation product, the Dominator, took place during the 2023 period which resulted in higher revenues and gross margins in the 2023 period.

Fat Shark Results of Operations

Years Ended April 30, 2023 and 2022

Revenue

During the year ended April 30, 2023 (or the “2023 period”), Fat Shark generated revenues totaling $2,317,444 compared to $2,627,792 during the year ended April 30, 2022 (or the “2022 period”), representing a decrease of $310,348 or 11.8%. Revenues can fluctuate from period to period and are generally reflective of normal changes as the life cycles the company’s products mature. Lower revenues for the 2023 period related to its newest product, the Dominator, which was launched at the beginning of the 2022 period, and while it generated strong initial sales in the first quarter, sales declined significantly over the remaining quarters in Fiscal 2023.

Cost of Goods Sold

During the year ended April 30, 2023, Fat Shark’s incurred cost of goods sold of $2,159,159 compared to $2,569,307 during the year ended April 30, 2022; resulting in a decrease of $410,148 or 16.0%. The decrease related to lower revenues during the 2023 period.

Gross Margin

During the year ended April 30, 2023, Fat Shark gross margin was $158,285 compared to $58,485 during the year ended April 30, 2022, resulting in an increase of $99,800 or 170.6%. Fat Shark’s gross margin, as a percentage of sales, totaled 6.8% during the year ended April 30, 2023 compared to 2.2% during the year ended April 30, 2022. The lower gross margin in the 2022 period related to price reductions of the prior digital goggle as Fat Shark prepared for the launch of the Dominator early in the 2023 period. Separately, Fat Shark recorded a charge of $182,845 related to the write-off of excess quantities of Dominator inventory based on sales volumes during the second half of the year ended April 30, 2023.

Operating Expenses

During the year ended April 30, 2023, Fat Shark’s operations expenses totaled $240,945 compared to $252,545 during the year ended April 30, 2022, resulting in a decrease of $11,600 or 4.6%. The decrease during the 2023 period reflects lower professional services fees compared to the 2022 period.

During the year ended April 30, 2023, Fat Shark incurred research and development expenses totaling $280,515 compared to $407,881 for the year ended April 30, 2022, resulting in a decrease of $127,366 or 31.2%. The decrease during the 2023 period reflects lower payroll and material costs compared to the 2022 period. During the 2022 period, Fat Shark incurred higher payroll and material costs related to its next generation product release.

During the year ended April 30, 2023, Fat Shark’s sales and marketing expenses totaled $16,858 compared to $60,616 for the year ended April 30, 2022, resulting in a decrease of $43,758 or 72.2%. Sales and marketing expenses were higher during the 2022 period as the Company was preparing for the launch of the Dominator.

During the year ended April 30, 2023, Fat Shark incurred general and administrative expenses totaling $88,277 compared to $169,096 for the year ended April 30, 2022, resulting in a decrease of $80,819 or 47.8%. The decrease primarily relates to lower payroll, facilities, and business travel costs compared to the 2022 period.

Net Loss

Fat Shark’s net loss for the year ended April 30, 2023 totaled $546,121 compared to $910,723 for the year ended April 30, 2022, resulting in a decrease of $364,602. This decrease relates to improved gross margins and lower operating expenses during the 2023 period. During the 2022 period, Fat Shark’s gross margin was lower related to pricing discounts on end-of-life cycle products and higher research and development expenses related to the release of the new generation product, the Dominator.

Rotor Riot Results of Operations

Nine Months Ended January 31, 2024 and 2023

Revenue

During the nine months ended January 31, 2024 (or the “2024 period”), Rotor Riot generated revenues totaling $3,122,673 compared to $2,534,514 during the nine months ended January 31, 2023 (or the “2023 period”), representing an increase of $588,159 or 23.2%. Revenues can fluctuate from period to period and are generally reflective of normal changes through the life cycles of the products that the company sells. During the 2024 period, higher revenues were generated by a significant increase in digital marketing spending.

Cost of Goods Sold

During the nine months ended January 31, 2024, Rotor Riot incurred cost of goods sold of $2,186,039 compared to $2,170,151 during the nine months ended January 31, 2023, resulting in a decrease of $15,888 or 0.7%. The decrease related to higher revenues during the 2024 period.

Gross Margin

During the nine months ended January 31, 2024, Rotor Riot’s gross margin was $936,634 compared to $364,363 during the nine months ended January 31, 2023, resulting in an increase of $572,271 or 157.1%. Gross margin, as a percentage of sales, totaled 30.0% during the nine months ended January 31, 2024, compared to 14.4% during the nine months ended January 31, 2023. The higher level of gross margin is primarily related to successful efforts to reduce tariff expenses for inventory purchases.

Operating Expenses

During the nine months ended January 31, 2024, Rotor Riot incurred operations expense totaling $560,660 compared to $303,535 during the nine months ended January 31, 2023, resulting in an increase of $257,125 or 84.7% primarily related to increased payroll costs. Payroll expenses totaled $303,064 in the 2024 period compared to $207,929 in the 2023 period, resulting in an increase of $95,135 or 46%. This increase represented 37.0% of the total increase in operations expenses. The remaining increase is primarily attributable to increased office costs and professional fees.

During the nine months ended January 31, 2024, Rotor Riot incurred research and development expenses totaling $78,013 compared to $42,927 for the nine months ended January 31, 2023, resulting in an increase of $35,086 or 81.7%. The increase was entirely due to increased payroll costs.

During the nine months ended January 31, 2024, Rotor Riot incurred sales and marketing expenses totaling $978,276 compared to $542,079 for the nine months ended January 31, 2023, resulting in an increase of $436,197 or 80.5%. The increase primarily relates to an increase in payroll and advertising program costs for Rotor Riot. Payroll expenses totaled $297,515 in the 2024 period compared to $190,553 in the 2023 period, resulting in an increase of $106,962 or 56%. Advertising expenses totaled $476,637 in the 2024 period compared to $316,237 in the 2023 period, resulting in an increase of $160,400 or 51%. The increases in payroll and advertising expenses represented 25% and 37%, respectively, of the total increase in sales and marketing expenses.

During the nine months ended January 31, 2024, Rotor Riot incurred general and administrative expenses totaling $81,796 compared to $210,128 for the nine months ended January 31, 2023, resulting in a decrease of $128,332 or 61.1%. The decrease is primarily related to lower banking fees and meals, travel, and training in the 2024 period.

Net Loss

Rotor Riot’s net loss for the nine months ended January 31, 2024, totaled $929,018 compared to $876,551 for the nine months ended January 31, 2023, resulting in a decrease in net loss of $52,467 or 6.0%. The decrease in net loss is primarily related to improved gross margins during the 2024 period.

Rotor Riot Results of Operations

Year Ended April 30, 2023 and 2022

Revenue

During the year ended April 30, 2023 (or the “2023 period”), Rotor Riot generated revenues totaling $3,447,149 compared to $2,028,149 during the year ended April 30, 2022 (or the “2022 period”), representing an increase of $1,419,000 or 70.0%. Revenues can fluctuate from period to period and are generally reflective of normal changes through the life cycles of the products that the company sells. During the 2023 period, higher revenues were generated by a significant increase in digital marketing spending.

Cost of Goods Sold

During the year ended April 30, 2023, Rotor Riot incurred cost of goods sold of $3,015,398 compared to $1,587,674 during the year ended April 30, 2022, resulting in an increase of $1,427,724 or 89.9%. The increase related to higher revenues during the 2023 period.

Gross Margin

During the year ended April 30, 2023, Rotor Riot’s gross margin was $431,751 compared to $440,475 during the year ended April 30, 2022, resulting in a decrease of $8,724 or 2.0%. Gross margin, as a percentage of sales, totaled 12.5% during the year ended April 30, 2023 compared to 21.7% during the year ended April 30, 2022. The lower level of gross margin is primarily related to higher costs of products being sold including increases in material costs due to the global supply chain issues.

Operating Expenses

During the year ended April 30, 2023, Rotor Riot incurred operations expense totaling $403,912 compared to $372,473 during the year ended April 30, 2022, resulting in an increase of $31,439 or 8.4% primarily related to increased payroll costs.

During the year ended April 30, 2023, Rotor Riot incurred research and development expenses totaling $65,487 compared to $58,719 for the year ended April 30, 2022, resulting in an increase of $6,768 or 11.5%. The increase primarily relates to increased payroll costs.

During the year ended April 30, 2023, Rotor Riot incurred sales and marketing expenses totaling $845,526 compared to $220,007 for the year ended April 30, 2022, resulting in an increase of $625,519 or 284.3%. The increase primarily relates to an increase in payroll and advertising program costs for Rotor Riot.

During the year ended April 30, 2023, Rotor Riot incurred general and administrative expenses totaling $311,301 compared to $220,366 for the year ended April 30, 2022, resulting in an increase of $90,935 or 41.3%. The increase is primarily related to increased information technology costs associated with the implementation of more sophisticated software systems. Additionally, payroll, office, travel and professional fees also increased.

Net Loss

Rotor Riot’s net loss for the year ended April 30, 2023 totaled $1,387,866 compared to $596,878 for the year ended April 30, 2022, resulting in an increase of $790,988 or 132.5%. The increase in net loss is primarily related to increased stock compensation, general and administrative, and sales and marketing expenses.

Unusual Machines Cash Flows

Years Ended December 31, 2023 and 2022

Operating Activities

Net cash used in operating activities was $2,201,485 during the year ended December 31, 2023 compared to net cash used in operating activities of $1,231,794 during the year ended December 31, 2022, representing an increase of $969,691 or 78.7%. This increase in net cash used primarily resulted from our increase in net loss of $551,871, increase in deferred offering costs of $337,108 and working capital of $84,482 offset by non-cash expenses of $4,715.

Investing Activities

Net cash used in investing activities was $3,164 during the year ended December 31, 2023 compared to net cash used in operating activities of $4,575 during the year ended December 31, 2022, representing a decrease of $1,411 or 30.8%. This decrease in net cash used related to timing of purchasing additional computer equipment.

Financing Activities

Net cash provided by financing activities totaled $0 during the year ended December 31, 2023 compared to $549,900 during the year ended December 31, 2023, resulting in a decrease in net cash provided by financing activities of $549,900 or 100%. The decrease is entirely related to proceeds received from exempt private offerings of our common stock.

Fat Shark Cash Flows

Nine Months Ended January 31, 2024 and 2023

Operating Activities

Fat Shark net cash provided by operating activities was $420,974 during the nine months ended January 31, 2024, compared to net cash used in operating activities of $3,515,745 during the nine months ended January 31, 2023, representing an increase of $3,936,539 or 112.0% in net cash provided by operating activities. This increase in net cash provided by operating activities primarily resulted from Fat Shark’s change in inventory, other assets which consists primarily of prepaid inventory, and accounts receivable totaling $6,069,286, offset by a decrease in net loss of $1,180,404 which includes an inventory impairment charge of $927,765, non-cash expenses of $8,973 and changes in working capital of $943,370.

Financing Activities

Fat Shark net cash used in financing activities totaled $475,318 during the nine months ended January 31, 2024, compared to net cash provided by financing activities of $3,429,027 during the nine months ended January 31, 2023. The cash used in financing activities in 2024 consisted entirely of payments under debt obligations. The cash provided by financing activities in 2023 consisted entirely of proceeds from a related party.

Fat Shark Cash Flows

Years Ended April 30, 2023 and 2022

Operating Activities

Fat Shark net cash used in operating activities was $3,688,211 during the year ended April 30, 2023 compared to net cash used in operating activities of $783,810 during the year ended April 30, 2022, representing an increase of $2,904,401 or 370.5%. This increase in net cash used primarily resulted from Fat Shark’s increase in inventory and other assets which consists primarily of prepaid inventory of $3,607,636 offset by a decrease in net loss of $364,602, non-cash expenses of $19,341 and changes in working capital of $319,292.

Financing Activities

Fat Shark net cash provided by financing activities totaled $3,664,732 during the year ended April 30, 2023 compared to $848,195 during the year ended April 30, 2022. The cash provided by financing activities in 2023 consisted entirely of proceeds from a related party. The cash provided by financing activities in 2022 consisted of $2,468,995 of proceeds from a related party offset by $1,620,880 payments on debt obligations.

Rotor Riot Cash Flows

Nine Months Ended January 31, 2024 and 2023

Operating Activities

Rotor Riot net cash used in operating activities was $1,202,275 during the nine months ended January 31, 2024, compared to net cash used in operating activities of $1,287,238 during the nine months ended January 31, 2023, representing a decrease of $84,963 or 6.6%. This decrease in net cash used primarily resulted from Rotor Riot’s decrease in net loss of $52,467, an increase in non-cash related expenses of $46,944, offset by an increase in changes in working capital of $90,486.

Financing Activities

Rotor Riot net cash provided by financing activities totaled $1,296,914 during the nine months ended January 31, 2024, compared to $1,328,750 during the nine months ended January 31, 2023. The cash provided by financing activities in 2024 consisted of proceeds from a related party of $1,198,473, and proceeds from debt obligations of $262,856, offset by payments on debt obligations of $164,415. Cash provided by financing activities in 2023 consisted of $1,328,750 of proceeds from a related party.

Rotor Riot Cash Flows

Years Ended April 30, 2023 and 2022

Operating Activities

Rotor Riot net cash used in operating activities was $1,358,620 during the year ended April 30, 2023 compared to net cash used in operating activities of $678,206 during the year ended April 30, 2022, representing an increase of $680,414 or 100.3%. This increase in net cash used primarily resulted from Rotor Riot’s increase in net loss of $790,988 offset by non-cash expense of $40,355 and changes in working capital of $70,219.

Financing Activities

Rotor Riot net cash provided by financing activities totaled $1,339,491 during the year ended April 30, 2023 compared to $591,339 during the year ended April 30, 2022. The cash provided by financing activities in 2023 consisted entirely of proceeds from a related party of $1,339,491. Cash provided by financing activities in 2022 consisted of $860,384 of proceeds from a related party offset by payments on debt obligations of $269,045.

Unusual Machines Liquidity and Capital Resources

As of December 31, 2023, we had current assets totaling $1,528,162 primarily consisting of cash balances of $894,773 and deferred offering costs of $512,758. Our current liabilities as of December 31, 2023 totaled $114,497, consisting entirely of accounts payable and accrued expenses. Our net working capital as of December 31, 2023 was $1,413,665.

On February 16, 2024, we completed our IPO for the sale of 1,250,000 shares of common stock at a public offering price of $4.00 per share for gross proceeds of $5.0 million. After paying certain underwriting discounts and commissions, business combination expenses and other expenses related to the IPO, we received approximately $3.5 million in net proceeds. Our cash balance as of March 21, 2024 was approximately $3.2 million.

To date, our operations have been funded exclusively by exempt private offerings of our common stock. In September of 2021, we closed a private offering of 4,552,000 shares of common stock at a price of $0.50 per share for total proceeds of $2,276,000. On December 31, 2021, we closed an additional private offering of 482,500 shares of common stock at a price of $4.00 per share for total gross proceeds of $1,930,000, of which we received net proceeds of $1,842,000 after fees and other expenses. On July 25, 2022, we closed an additional private offering of 150,000 shares of common stock at a price of $4.00 per share for total proceeds of $600,000.

We believe that the net proceeds from our February 2024 IPO and existing cash balances will be sufficient to fund our current operating plans through at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate certain operational efforts. We do not anticipate any significant cost increases post Fat Shark and Rotor Riot acquisitions and with consideration of the combined companies’ net loss and cash position, we expect we will have sufficient working capital to support our operations for at least 12 months following the closing of the IPO.

Going Concern

The reports from the independent registered public accounting firm for the fiscal year ended April 30, 2023 for Fat Shark Holdings Ltd. and for the fiscal year ended April 30, 2023 for Rotor Riot, LLC, includes an explanatory paragraph stating each company has recurring net losses from operations, has negative operating cash flows, does not yet generate revenue from operations and will need additional working capital for ongoing operations. These factors, among others, raise substantial doubt about each company's ability to continue as a going concern. With the closing of our IPO in February 2024, we expect each will no longer operate as a going concern.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with GAAP applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Property and equipment are stated at cost. Depreciation and amortization are computed using straight-line methods over the estimated useful lives of the related assets. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any resulting gain or loss on disposition is reflected in operations. Repairs and maintenance are expensed as incurred; expenditures for additions, improvements and replacements are capitalized. The various classes of fixed assets are depreciated over their estimated useful lives as follows:

Computer equipment – 3 years

Goodwill represents the excess of the purchase price of an acquisition over the estimated fair value of identifiable net assets acquired. The measurement periods for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes known, not to exceed 12 months. Adjustments in a purchase price allocation may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 8.	Financial Statements and Supplementary Data

UNUSUAL MACHINES, INC.

UNAUDITED PRO FORMA

CONDENSED COMBINED FINANCIAL STATEMENTS

The pro forma adjustments related to the Share Purchase Agreement and Initial Public Offering are described in the notes to the unaudited pro forma combined financial information and principally include the following:

•	Pro forma adjustment to eliminate intercompany transactions between Fat Shark and Rotor Riot

•	Pro forma adjustment to eliminate the Fat Shark and Rotor Riot goodwill, liabilities and owners’ equity not acquired as a part of the Share Purchase Agreement

•	Pro forma adjustment to record the business combination of Fat Shark and Rotor Riot which closed on February 16, 2024

•	Pro forma adjustment to record proceeds and costs related to our Initial Public Offering closed on February 16, 2024

The adjustments to fair value and the other estimates reflected in the accompanying unaudited pro forma condensed consolidated financial statements may be materially different from those reflected in the combined company’s consolidated financial statements subsequent to the Share Purchase. In addition, the unaudited pro forma condensed combined financial statements do not purport to project the future financial position or results of operations of the combined companies. Reclassifications and adjustments may be required if changes to Fat Shark’s and Rotor Riot’s financial presentation are needed to conform Fat Shark’s and Rotor Riot’s accounting policies to the accounting policies of Unusual Machines, Inc.

These unaudited pro forma condensed combined financial statements do not give effect to any anticipated synergies, operating efficiencies or cost savings that may be associated with the Share Purchase Agreement or Initial Public Offering. These financial statements also do not include any integration costs the companies may incur related to the transactions as part of combining the operations of the companies.

UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET

	Unusual Historical	Fat Shark Historical	Rotor Riot Historical	Pro Forma Combining Adjustments		Pro Forma Combined
	December 31, 2023	December 31, 2023	December 31, 2023	December 31, 2023		December 31, 2023
Assets
Current Assets
Cash	$894,773	$90,277	$130,354	$2,725,000	A	$3,840,404
Accounts receivable, net	–	395,941	–	(391,020)	B	4,921
Inventories, net	–	1,384,430	1,039,960	(133,343)	C	2,291,047
Deferred offering costs	512,758	–	–	(512,758)	D	–
Other current assets	120,631	1,355,000	231,448	–		1,707,079

Total Current Assets	1,528,162	3,225,648	1,401,762	1,687,879		7,843,451

Right-of-use asset	–	–	381,801	–		381,801
Other non-current asset	1,254	–	59,425	–		60,679
Goodwill	–	6,168,260	–	8,624,820	E	14,793,080
Intangible assets, net	–	1,232,888	20,000	–		1,252,888

Total Assets	$1,529,416	$10,626,796	$1,862,988	$10,312,699		$24,331,899

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable and accrued expenses	$114,497	$137,827	$384,372	$(391,020)	F	$245,676
Customer deposits	–	27,505	48,428	–		75,933
Debt obligations	–	–	120,413	(120,413)	G	–
Due to related party	–	6,051,295	4,272,352	(10,323,647)	G	–
Operating lease liability – current	–	–	45,891	–		45,891

Total Current Liabilities	114,497	6,216,627	4,871,456	(10,323,647)		367,500

Convertible note	–	–	–	2,000,000	H	2,000,000
Operating lease liability - non-current	–	–	337,238	–		337,238

Total Liabilities	114,497	6,216,627	5,208,694	(8,835,080)		2,704,738

Stockholders’ Equity (Deficit)
Preferred stock	2	–	–	–		2
Common stock	32,173	1	–	54,999	I	87,173
Additional paid-in capital	4,715,790	6,351,076	–	14,281,166	J	25,348,032
Accumulated deficit	(3,333,046)	(1,940,908)	(3,345,706)	4,811,614	K	(3,808,046)

Total Stockholders’ Equity (Deficit)	1,414,919	4,410,169	(3,345,706)	19,147,779		21,627,161

Total Liabilities and Stockholders’ Equity	$1,529,416	$10,626,796	$1,862,988	$10,312,699		$24,331,899

Notes:

A	Gross cash proceeds of $5,000,000 from our Offering, completed in February 2024, less estimated underwriter fees of $375,000, $50,000 in underwriter non-accountable expense allowance, $125,000 in additional underwriting expenses, $600,000 in other acquisition and offering related costs, $125,000 in a bonus payment to the CFO in accordance with his employment agreement and $1.0 million cash payment related to the purchase of Fat Shark and Rotor Riot.

B	Eliminated intercompany accounts receivable between Fat Shark and Rotor Riot

C	Inventory cost adjustment related to intercompany sales between Fat Shark and Rotor Riot

D	Eliminate current deferred offering costs against additional paid in capital related to the closing of the Offering.

E	Goodwill recognized according to Accounting Standards Codification (“ASC”) 805, Business Combinations. Adjustment eliminates non-acquired Fat Shark goodwill of $6,168,260 and recognizes goodwill on the share purchase agreement of $14,793,080. Goodwill is based on management’s estimate and will be finalized upon closing of the share purchase agreement based on final assets acquired and liabilities assumed. Reference Note 3 — Purchase Price Allocation and Goodwill for management’s estimation of goodwill.

F	Eliminated intercompany accounts payable between Fat Shark and Rotor Riot.

G	Per the terms of the share purchase agreement, Red Cat eliminated any and all indebtedness, relating to Fat Shark and Rotor Riot

H	Per the terms of the amended share purchase agreement, Unusual Machines issued a $2.0 million Note to Red Cat in February 2024 in conjunction with closing the Business Combination and Offering. The principal and any accrued and unpaid interest is due in full at 18 months from the date of issuance. In the event of default and in lieu of Unusual Machines repaying the Note, Red Cat may convert the Note into shares of common stock at the option of Red Cat. The Note is subject to other terms and conditions as agreed upon by both parties.

I

Per the terms of the share purchase agreement, Unusual Machines issued $17.0 million in Unusual Machines common stock in February 2024 at a price of $4.00 per share, or 4,250,000 common shares which are subject to certain lock up requirements.

In addition and as a part of the Offering, Unusual Machines issued common stock for gross proceeds of $5.0 million in February 2024 at $4.00 per share price, or 1,250,000 common shares.

J	Unusual Common Stock issued above par value as a part of the share purchase agreement and Common Stock issued above par value as a part of our Offering, offset by elimination of Fat Shark and Rotor Riot equity acquired and expenses related to the Offering.

K	Fat Shark and Rotor Riot accumulated deficit and adjustments related to the Unaudited Pro Forma Condensed Combined Statement of Operations.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

For the nine months ended	Unusual Historical	Fat Shark Historical	Rotor Riot Historical	Pro Forma Adjustments		Pro Forma Combined
	December 31, 2023	December 31, 2023	December 31, 2023			December 31, 2023

Revenue	$–	$937,896	$4,237,767	$(493,540)	L	$4,682,123
Cost of revenues	–	1,430,285	3,165,020	(462,921)	M	4,132,384

Gross profit	–	(492,389)	1,072,747	(30,619)		549,739

Gross margin	n/a	(52.5% )	25.3%	n/a		11.7%

Operating expenses:
Operations	–	182,327	680,133	–		862,460
Research and development	–	121,740	98,741	–		220,481
Selling and marketing	–	5,401	1,247,645	–		1,253,046
General and administrative	1,794,455	41,777	173,554	475,000	N	2,484,786
Stock based compensation	–	17,450	127,377	–		144,827

Total operating expenses	1,794,455	368,695	2,327,450	475,000		4,965,600

Operating loss	(1,794,455)	(861,084)	(1,254,703)	(505,619)		(4,415,861)

Other income (expenses)	–	(32,882)	–	–		(32,882)
Interest income	–	–	–	–		–
Interest expense	–	–	(22,856)	–		(22,856)

Loss before taxes	(1,794,455)	(893,966)	(1,277,559)	(505,619)		(4,471,599)

Provision for taxes	–	–	–	–		–

Net loss	$(1,794,455)	$(893,966)	$(1,277,559)	$(505,619)		$(4,471,599)

Net loss per share attributable to common shareholders
Basic and diluted	$(0.54)	$(893.97)	n/a	n/a		$(0.51)

Weighted average common shares outstanding
Basic and diluted	3,307,118	1,000	n/a	n/a		8,717,255

Notes:

L	Elimination of intercompany revenues between Fat Shark and Rotor Riot. Fat Shark sells products to Rotor Riot, which is included in total revenue for Fat Shark and have been eliminated in the combined pro forma presentation.

M	Elimination of intercompany cost of revenues between Rotor Riot and Fat Shark. Rotor Riot purchases inventory from Fat Shark, which is included in total cost of revenues for Rotor Riot and have been eliminated in the combined pro forma presentation.

N	Estimated expenses of $350,000 incurred related to the business combination of Rotor Riot and Fat Shark and $125,000 related to anticipated bonus to be paid to the CFO as per the terms of his employment agreement.

Notes to Unaudited Pro Forma

Condensed Combined Financial Statements

Note 1 — Basis of Presentation

On November 21, 2022, Unusual Machines, Inc. (the “Company”) entered into a Share Purchase Agreement (the “Agreement”) with Red Cat Holdings, Inc., a Nevada Corporation (“Red Cat”) for the purchase and sale of Fat Shark Holdings, Ltd., a Nevada Corporation (“Fat Shark”) and Rotor Riot, LLC, an Ohio limited liability Company (“Rotor Riot”).

Under the terms of the Agreement, as amended, provides that the Company will acquire all of the outstanding shares of capital stock of Fat Shark and Rotor Riot in exchange for a purchase price of $20.0 million (“Purchase Price”) comprised of (i) $1.0 million in cash, (ii) a $2.0 million Note, and (iii) $17.0 million of the Company’s common stock. The Purchase Price is subject to potential adjustments. The consummation of the transactions contemplated by the Agreement are subject to certain closing conditions including, without limitation, the Company completing their initial public offering (the “Offering”) and the commencement of trading on NYSE American simultaneously with the consummation of the Offering.

On February 16, 2024, the Company completed their Offering of 1,250,000 shares of common stock at a public offering price of $4.00 per share. The shares are traded on the NYSE American. Simultaneous with the closing of the Offering, the Company completed the acquisitions of Fat Shark and Rotor Riot while also issuing Red Cat 4,250,000 shares of common stock of the Company.

Accounting Standards Codification (“ASC”) 805, Business Combinations, reflects the overall principle that when an entity (the “Acquirer”) takes control of another entity (the “Target”), the fair value of the underlying exchange transaction should be used to establish a new accounting basis of the acquired entity. In accordance with this ASC, the Share Purchase Agreement will be accounted for as an acquisition of Fat Shark and Rotor Riot by the Company. In addition, because obtaining control leaves the acquirer responsible and accountable for all of the acquiree’s assets, liabilities, and operations, the acquirer should recognize and measure the assets acquired and liabilities assumed at their full fair values with limited exceptions as of the date control is obtained.

Authoritative guidance

1. ASC 805, Business Combinations (“ASC 805”)

2. ASC 820, Fair Value Measurements and Disclosures (“ASC 820”)

3. ASC 350, Intangibles — Goodwill and Other (“ASC 350”)

4. ASC 360, Property, Plant, and Equipment (“ASC 360”)

5. ASC 260, Earnings per Share (“ASC 260”)

The unaudited pro forma condensed combined financial statements are based on the Company’s audited and unaudited interim historical consolidated financial statements and Fat Shark and Rotor Riot’s audited and unaudited interim historical combined financial statements as adjusted to give effect to the Company’s acquisition by Unusual Machines.

The allocation of the purchase price used in the unaudited pro forma financial statements is based upon management’s estimate of the fair values of the assets and liabilities determined. A final allocation of the purchase price will be determined upon closing of the Share Purchase Agreement with the assistance of a third-party valuation firm. The Unaudited Pro Forma Condensed Combined Financial Statements are provided for informational purpose only and are not necessarily indicative of what the combined company’s financial position and results of operations would have actually been had the transactions been completed on the dates used to prepare these pro forma financial statements. The adjustments to fair value and the other estimates reflected in the accompanying unaudited pro forma condensed combined financial statements may be materially different from those reflected in the combined company’s consolidated financial statements subsequent to the transactions. In addition, the Unaudited Pro Forma Condensed Combined Financial Statements do not purport to project the future financial position or results of operations of the combined companies.

These unaudited pro forma condensed combined financial statements do not give effect to any anticipated synergies, operating efficiencies or cost savings that may be associated with the transactions. These financial statements also do not include any integration costs the companies may incur related to the transactions as part of combining the operations of the companies.

Note 2 — Summary of Significant Accounting Policies

The unaudited pro forma condensed combined balance sheet as of December 31, 2023, gives pro forma effect to both the completed business combination and Offering as if they had been consummated as of December 31, 2023. The unaudited proforma condensed combined statements of operations for the year ended December 31, 2023 give pro forma effect to both the business combination and Offering as if they had been consummated as of December 31, 2023. The unaudited pro forma condensed combined financial statements have been prepared in a manner consistent with the accounting policies adopted by the Company. The accounting policies followed for financial reporting on a pro forma basis are the same as those disclosed in the audited financial statements. The unaudited pro forma condensed combined financial statements do not assume any differences in accounting policies among the Company and Fat Shark and Rotor Riot.

Note 3 — Purchase Price Allocation and Goodwill

As discussed in Note 1 – Basis of Presentation, the Company entered into the Agreement with Red Cat to acquire all of the capital stock of Fat Shark and Rotor Riot.

A summary of management’s estimated purchase price and related allocation was as follows as of December 31, 2023. Per the Agreement, the final purchase price allocation will be agreed upon after closing. In addition, final fair values of assets acquired, including the valuation of any intangible assets, and liabilities assumed will be determined after closing.

Common stock	$17,000,000
Cash	1,000,000
Convertible note	2,000,000
Total Purchase Price	$20,000,000

	Fat Shark	Rotor Riot	Adjustments	Combined

Estimated purchase price allocation	$14,000,000	$6,000,000	$–	$20,000,000

Estimated assets acquired
Cash	90,277	130,354	–	220,631
Accounts receivable	395,941	–	(391,020)	4,921
Inventory	1,384,430	1,039,960	(133,343)	2,291,047
Other current assets	1,355,000	231,448	–	1,586,448
Estimated intangible assets	1,232,888	20,000	–	1,252,888
Operating lease right-of-use assets	–	381,801	–	381,801
Other assets	–	59,425	–	59,425
Total estimated assets acquired	4,458,536	1,862,988	(524,363)	5,797,161
Estimated liabilities assumed
Accounts payable and accrued expenses	137,827	384,372	(391,020)	131,179
Customer deposits	27,505	48,428	–	75,933
Operating lease liabilities	–	383,129	–	383,129
Total estimated liabilities assumed	165,332	815,929	(391,020)	590,241
Total estimated fair value of net assets acquired	4,293,204	1,047,059	(133,343)	5,206,920
Estimated goodwill	$9,706,796	$4,952,941	$133,343	$14,793,080

The Company will engage a valuation services firm to value the intangible assets acquired once the final balances as of the closing date are provided. The allocation of the purchase price used in the unaudited pro forma financial statements is based upon management’s estimate of the fair values of the assets and liabilities determined. To the extent that the parties do not agree on the final allocation of the purchase price, a final allocation of the purchase price will be determined in accordance with Section 2.01 of Agreement with the assistance of a nationally-recognized accounting firm that is reasonably acceptable to Unusual and Red Cat. The Unaudited Pro Forma Condensed Combined Financial Statements and estimated goodwill are provided for informational purpose only and are not necessarily indicative of what the combined company’s financial position and results of operations would have actually been had the transactions been completed on the dates used to prepare these pro forma financial statements.

Note 4 — Pro Forma Transaction Accounting Adjustments

The pro forma transaction accounting adjustments are based on the Company’s preliminary estimates, valuations, and assumptions that are subject to change.

Note 5 – Related Party Transactions

Fat Shark Ltd. sells products to Rotor Riot, LLC which is included in revenue for Fat Shark and cost of goods sold for Rotor Riot. Sales totaled $493,540 during the pro forma year ended December 31, 2023. Cost of goods sold totaled $462,921 during the pro forma year ended December 31, 2023. These transactions have been eliminated as a part of the unaudited pro forma condensed combined statement of operations.

Note 6 – Reconciliation of Target Company Interim Statement of Operations to Pro Forma Statement of Operations

The following statement of operations provides a reconciliation between the Fat Shark unaudited interim statement of operations for the period ending January 31, 2024 to the Fat Shark unaudited pro forma statement of operations for the twelve months ended December 31, 2023 to conform the target company’s interim period end to the Company’s year end period ending December 31, 2023.

	Fat Shark Interim Financials	Fat Shark Adjustment Period 1	Fat Shark Adjustment Period 2	Fat Shark Pro Forma Financials
(unaudited)	Nine Months Ended January 31, 2024	Add: January through April 2023	Less: January 2024	12 Months Ended December 31, 2023

Revenue	$1,379,391	$156,496	$597,991	$937,896
Cost of revenues	2,577,379	400,626	1,527,720	1,430,285

Gross profit	(1,177,988)	(244,130)	(929,729)	(492,389)

Gross margin	(85.4% )	(156.0% )	(155.5% )	(52.5% )

Operating expenses:
Operations	111,204	77,704	6,581	182,327
Research and development	35,669	90,465	4,394	121,740
Selling and marketing	159	5,437	195	5,401
General and administrative	14,816	28,469	1,508	41,777
Stock based compensation	17,450	11,649	11,649	17,450

Total operating expenses	179,298	213,724	24,327	368,695

Operating income (loss)	(1,357,286)	(457,854)	(954,056)	(861,084)

Other income (expenses)	(44,648)	(42,989)	(54,755)	(32,882)
Interest income	–	–	–	–
Interest expense	–	–	–	–

Income (loss) before taxes	(1,401,934)	(500,843)	(1,008,811)	(893,966)

Provision for taxes	–	–	–	–

Net income (loss)	$(1,401,934)	$(500,843)	$(1,008,811)	$(896,966)

The following statement of operations provides a reconciliation between the Rotor Riot unaudited interim statement of operations for the period ending January 31, 2024 to the Rotor Riot unaudited pro forma statement of operations for the twelve months ended December 31, 2023 to conform the target company’s interim period end to the Company’s year ending December 31, 2023.

	Rotor Riot Interim Financials	Rotor Riot Adjustment Period 1	Rotor Riot Adjustment Period 2	Rotor Riot Pro Forma Financials
(unaudited)	Nine Months Ended January 31, 2024	Add: January through April 2023	Less: January 2024	12 Months Ended December 31, 2023

Revenue	$3,122,673	$1,412,745	$297,651	$4,237,767
Cost of revenues	2,186,039	1,151,762	172,781	3,165,020

Gross profit	936,634	260,983	124,870	1,072,747

Gross margin	30.0%	18.5%	42.0%	25.3%

Operating expenses:
Operations	560,660	166,602	47,129	680,133
Research and development	78,013	27,011	6,283	98,741
Selling and marketing	978,276	348,755	79,386	1,247,645
General and administrative	81,796	128,403	36,645	173,554
Stock based compensation	144,051	67,147	83,821	127,377

Total operating expenses	1,842,796	737,918	253,264	2,327,450

Operating income (loss)	(906,162)	(476,935)	(128,394)	(1,254,703)

Other income (expenses)	–	–	–	–
Interest expense	(22,856)	–	–	(22,856)

Income (loss) before taxes	(929,018)	(476,935)	(128,394)	(1,277,559)

Provision for taxes	–	–	–	–

Net income (loss)	$(929,018)	$(476,935)	$(128,394)	$(1,277,559)

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Unusual Machines, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unusual Machines, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2022

Lakewood, CO

March 22, 2024

Unusual Machines, Inc.

Balance Sheets

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$894,773	$3,099,422
Deferred offering costs	512,758	87,825
Other current assets	120,631	139,375
Total current assets	1,528,162	3,326,622

Property and equipment, net	1,254	3,690
Total non-current assets	1,254	3,690

Total assets	$1,529,416	$3,330,312

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$114,497	$120,938
Total current liabilities	114,497	120,938

Stockholders’ equity:
Series B preferred stock - $0.01 par value, 10,000,000 authorized and 190 and 140 shares issued and outstanding at December 31, 2023 and 2022, respectively	2	1
Common stock - $0.01 par value, 500,000,000 authorized and 3,217,255 and 3,392,250 shares issued and outstanding at December 31, 2023 and 2022, respectively	32,173	33,923
Additional paid in capital	4,715,790	4,714,041
Accumulated deficit	(3,333,046)	(1,538,591)
Total stockholders’ equity	1,414,919	3,209,374

Total liabilities and stockholders’ equity	$1,529,416	$3,330,312

See accompanying independent auditor’s report and notes to the financial statements.

Unusual Machines, Inc.

Statement of Operations

For the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022

Revenue	$–	$–

Cost of goods sold	–	–

Gross margin	–	–

Operating expenses:
Research and development	–	91,325
General and administrative	1,788,855	1,150,522
Depreciation and amortization	5,600	885
Total operating expenses	1,794,455	1,242,732

Loss from operations	(1,794,455)	(1,242,732)

Other income:
Interest income	–	148
Total other income	–	148

Net loss before income tax	(1,794,455)	(1,242,584)

Income tax benefit (expense)	–	–

Net loss	$(1,794,455)	$(1,242,584)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.54)	$(0.31)

Weighted average common shares outstanding
Basic and diluted	3,307,118	4,006,007

See accompanying independent auditor’s report and notes to financial statements.

Unusual Machines, Inc.

Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2023 and 2022

	Series B, Preferred Stock		Common Stock		Additional Paid-In	Stocks to be	Accumulated
	Shares	Value	Shares	Value	Capital	Issued	Deficit	Total
Balance, December 31, 2021	–	$–	3,776,000	$37,760	$2,268,240	$1,892,065	$(296,007)	$3,902,058

Issuance of common stock	–	–	316,250	3,163	2,438,802	(1,892,065)	–	549,900
Conversion to preferred stock	140	1	(700,000)	(7,000)	6,999	–	–	–
Net loss	–	–	–	–	–	–	(1,242,584)	(1,242,584)

Balance, December 31, 2022	140	$1	3,392,250	$33,923	$4,714,041	$–	$(1,538,591)	$3,209,374

Issuance of common shares	–	–	75,005	750	(750)	–	–	–
Conversion to preferred shares	50	1	(250,000)	(2,500)	2,499	–	–	–
Net loss	–	–	–	–	–	–	(1,794,455)	(1,794,455)

Balance, December 31, 2023	190	$2	3,217,255	$32,173	$4,715,790	$–	$(3,333,046)	$1,414,919

See accompanying independent auditor’s report and notes to financial statements.

Unusual Machines, Inc.

Statement of Cash Flows

For the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(1,794,455)	$(1,242,584)
Depreciation	5,600	885
Change in assets and liabilities:
Accounts receivable	–	945
Deferred offering costs	(424,933)	(87,825)
Other current assets	18,744	(24,153)
Accounts payable and accrued expenses	(6,441)	120,938
Net cash used in operating activities	(2,201,485)	(1,231,794)

Cash flows from investing activities
Purchases of property and equipment	(3,164)	(4,575)
Net cash used in investing activities	(3,164)	(4,575)

Cash flows from financing activities:
Issuance of common stock	–	549,900
Net cash provided by financing activities	–	549,900

Net increase (decrease) in cash	(2,204,649)	(686,469)

Cash, beginning of year	3,099,422	3,785,891

Cash, end of year	$894,773	$3,099,422

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income tax	$–	$–

See accompanying independent auditor’s report and notes to financial statements.

Unusual Machines, Inc.

Notes to Financial Statements

For the Year Ended December 31, 2023

Note 1 – Organization and nature of business

Unusual Machines, Inc., formerly AerocarveUS Corporation, (“the Company”) is a corporation engaged in the commercial drone industry. The Company was originally formed as a limited liability company registered with the Department of State under the laws of the Commonwealth of Puerto Rico on July 11, 2019.

Note 2 – Summary of significant accounting policies

Basis of Accounting

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates, and such results could be material.

Cash

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had nocash equivalents at December 31, 2023 or December 31, 2022.

The Company maintains cash deposits at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. At December 31, 2023 and December 31, 2022, the Company had approximately $0.6 million and $2.8 million, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of the financial institutions with which it invests.

Accounts Receivable, net

The Company carries its accounts receivable. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a history of past write-offs and collections and current credit conditions. Accounts are written-off as uncollectible at the discretion of management. At December 31, 2023 and 2022, the Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established.

Deferred offering costs

The Company deferred direct incremental costs associated with its ongoing initial public offering (“IPO”). The Company capitalized $424,933 and $87,825 during the years ended December 31, 2023 and 2022, respectively. These deferred offering costs will be netted against IPO proceeds upon successful completion of the IPO. Deferred offering costs consist of primarily legal, advisory, and consulting fees incurred in connection with the formation and preparation of the IPO.

Note Receivable

During the fiscal year ended December 31, 2021 and 2020, the Company made multiple unsecured and demand loans to Rotor Riot, LLC for a total of $115,222 to be used for general operating expenses. The notes do not bear interest. The note receivable was fully repaid during the year ended December 31, 2022.

Property and equipment, net

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from two to five years.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including:

Step 1: Identify the contract with a customer;

Step 2: Identify the performance obligations in the contract;

Step 3: Determine the transaction price;

Step 4: Allocate the transaction price to the performance obligations in the contract; and

Step 5: Recognize revenue when (or as) the Company satisfies a performance obligation at a point in time.

The Company receives revenues from the sale of products. Sales revenue is recognized when the products are shipped and the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured. Revenue is recognized when the title to the products has been passed to the customer, which is the date the products are delivered to the designated locations and the previously discussed requirements are met.

Income Taxes

The Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realizable in the future.

The Company recognizes benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on their technical merits, as the largest amount of benefit that is more likely than not to be realized upon the ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a part of income tax expense.

The Company’s current provision for the years ending December 31, 2023 and 2022 consisted of a tax benefit against which we applied a full valuation allowance, resulting in no current provision for income taxes. Since the Company has not generated an operating profit since inception, there are no deferred tax assets as of December 31, 2023 and 2022.

Net Loss per Share

Basic and diluted net loss per share is calculated based on the weighted-average of common shares outstanding in accordance with FASB ASC Topic 260, Earnings per Share. Diluted net loss per share is calculated based on the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares. When the Company reports a net loss, the calculation of diluted net loss per share excludes potential common shares as the effect would be anti-dilutive.

Outstanding securities not included in the computation of diluted net loss per share because their effect would have been anti-dilutive include 950,000 and 700,000 shares of Series B Preferred Stock, as converted as of December 31, 2023 and 2022, respectively.

Note 3 – Other Current Assets

Other current assets at December 31 included:

Schedule of other current assets	2023	2022
Deposit related to Rotor Riot, LLC and Fat Shark, Ltd. acquisitions	$100,000	$100,000
Prepaid insurance	20,631	39,375
Total other current assets	$120,631	$139,375

Note 4 – Property and Equipment, net

Property and equipment consist of assets with an estimated useful life greater than one year. Property and equipment are reported net of accumulated depreciation, and the reported values are periodically assessed for impairment. Property and equipment as of December 31 was as follows:

Schedule of property and equipment	2023	2022
Computer equipment	$7,738	$4,575
Accumulated depreciation	(6,484)	(885)
Total property and equipment, net	$1,254	$3,690

Depreciation expense totaled $5,600 and $885 for the year ended December 31, 2023 and 2022, respectively.

Note 5 – Common Stock

The Company issued 632,500 shares of common stock during the year ended December 31, 2022 for gross proceeds of $2,530,000, of which the Company received net proceeds of $2,442,000, due to fees and other expenses. The Company received $1,892,065 of these proceeds in advance of the shares being issued during the year ended December 31, 2021 and recorded stocks to be issued for these proceeds received in advance.

The Company issued 7,552,000 shares of common stock during the year ended December 31, 2021 for total proceeds of $2,306,000. $250,000 of proceeds were received in advance and recorded as stocks to be issued.

On December 13, 2022, the Company cancelled 1,400,000 common shares and converted these shares into Series B preferred stock.

On December 14, 2022, the Company amended its Articles of Incorporation to, among other things, increase the number of authorized shares of common stock from 90,000,000 to 500,000,000.

On March 7, 2023, the Company issued 150,000 shares of common stock to the investors in the July 2022 private placement. The shares were issued as consideration for its agreement with Revere Securities to modify its engagement letter with the Company.

On June 1, 2023, the Company cancelled 500,000 common shares and converted these shares into Series B preferred stock.

On July 10, 2023, the Company’s Board of Directors approved a 1-for-2 reverse stock split of our issued and outstanding shares of common stock. In accordance with Staff Accounting Bulletin Topic 4.C, the Company has given retroactive effect to reverse stock split. In addition and in accordance with FASB ASC 260, Earnings Per Share, the Company has retroactively adjusted the computations of basic and diluted share calculations.

The common stock par value is $0.01.

Note 6 – Preferred Stock

On December 13, 2022, the Company issued 140 Series B preferred shares in connection with the cancellation of 1,400,000 shares of common stock.

On June 1, 2023, the Company issued an additional 50 Series B preferred shares in connection with the cancellation of 500,000 shares of common stock.

The Series B preferred stock is convertible into common stock at a ratio of 5,000 shares of common stock for each share of Series B stock held, subject to certain limitations. Series B preferred shares are not entitled to vote on any matters submitted to shareholders of the Company.

Shares outstanding at December 31, 2023 totaled 190 which are convertible into 950,000 shares of common stock.

The preferred stock par value is $0.01.

Note 7 – Business Combination

On November 21, 2022, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Red Cat Holdings, Inc. (“Red Cat,”) and Jeffrey Thompson, the founder and Chief Executive Officer of Red Cat, pursuant to which we agreed to purchase Red Cat’s consumer business consisting of Fat Shark Holdings, Ltd. (“Fat Shark”) and Rotor Riot, LLC (“Rotor Riot”) (the “Business Combination”). Fat Shark and Rotor Riot are in the business of designing and marketing consumer drones and first-person-view (“FPV”) goggles. Rotor Riot is also a licensed authorized reseller of consumer drones manufactured by third-parties.

The Purchase Agreement was amended on March 31, 2023. Under the terms of the Purchase Agreement, as amended, upon satisfaction of closing conditions, the Company will purchase from Red Cat its Rotor Riot and Fat Shark subsidiaries for $20 million (the “Purchase Price”) comprised of (i) $1.0 million in cash, (ii) a $2.0 million promissory note (referred to in this Prospectus as the “Note”) issued by the Company to Red Cat, and (iii) $17.0 million of the Company’s common stock.

On July 10, 2023, the Company entered into Amendment No. 2 to SPA (the “Second Amendment”). Under the Second Amendment the parties agreed to extend the termination date of the Purchase Agreement until September 30, 2023 and remove the requirement that the Principal Stockholder escrow shares of our common stock at closing.

On September 18, 2023, the Company entered into Amendment No. 3 to the SPA (the “Third Amendment”). Under the Third Amendment, the parties agreed to extend the termination date of the Purchase Agreement until October 31, 2023.

On December 11, 2023, the Company entered into Amendment No. 4 to the SPA (the “Fourth Amendment”). Under the Fourth Amendment the parties agreed to (a) revise the components of the Purchase Price set forth in Section 2.01 of the Purchase Agreement to reduce the total cash paid to $1.0 million, eliminate the need to deposit $1.0 million of cash on hand into escrow prior to closing, and include the $2.0 million Note as part of the Purchase Price, (b) revise the minimum Offering amount from $10.0 million to $5.0 million, (c) replace Dr. Allan Evans for Brandon Torres Declet in Section 10.01(d) and (d) extend the End Date (as defined in the Purchase Agreement) from October 31, 2023 to May 31, 2024 as provided in Section 11.02(a) of the Purchase Agreement, as amended.

In addition, the Company agreed to use its best efforts to prepare and file a registration statement with respect to 500,000 shares of our common stock to be issued to Red Cat, and to cause such registration statement to be filed within 120 days and declared effective within 180 days of closing. Red Cat agreed to execute a lock-up agreement effective for 180 days following the closing, or such lesser period as may be agreed upon by the managing underwriter and Red Cat under which Red Cat agreed not to transfer or sell any of its shares of our common stock during such period, subject to certain exceptions. The Company has also agreed to reimburse Red Cat up to $100,000 for documented legal and out-of-pocket expenses incurred in connection with the transaction.

Note 8 – Subsequent Events

The Company has evaluated events through the date of this filing, which is the date the financial statements were available to be issued. There were no material subsequent events that require recognition or disclosure in these financial statements.

The Company has evaluated all subsequent events after December 31, 2023, and there were no material subsequent events requiring disclosure, except the following.

On February 16, 2024, the Company completed the acquisitions of Fat Shark and Rotor Riot as discussed in Note 7.

On February 16, 2024, the Company completed its initial public offering of 1,250,000 shares of common stock at a price of $4.00 per share. The Company received net proceeds of approximately $3.75 million, after deducting underwriters commissions and expenses and paying $1.0 million to Red Cat as discussed in Note 7 related to the acquisitions of Fat Shark and Rotor Riot.

The Company’s total consideration paid for the acquisition of Fat Shark and Rotor Riot was $20.0 million, comprising of the $17.0 million in Company shares, the $1.0 million cash outlay and the $2.0 million 8% promissory note due in eighteen-months with the principal due at maturity. The Company has not completed its evaluation of the full impact of the consolidation of Fat Shark and Rotor Riot for the purpose of its 2024 fiscal year financial reporting.

Fat Shark Holdings, Ltd.

Balance Sheets

	January 31,	April 30,
	2024	2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$31,220	$85,744
Accounts receivable, net	422,780	236,921
Inventory	408,109	2,307,070
Other	1,355,000	1,908,921
Total current assets	2,217,109	4,538,656

Goodwill	6,168,260	6,168,260
Intangible assets, net	1,237,866	1,282,667

TOTAL ASSETS	$9,623,235	$11,989,583

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$80,549	$596,154
Accrued expenses	66,025	67,468
Customer deposits	35,842	25,340
Due to related party	5,976,410	6,434,278
Total current liabilities	6,158,826	7,123,240

Commitments and contingencies	–	–

Stockholders’ equity
Common stock	1	1
Additional paid-in capital	6,351,076	6,351,076
Accumulated deficit	(2,886,668)	(1,484,734)
Total stockholders' equity	3,464,409	4,866,343
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,623,235	$11,989,583

See accompanying notes.

Fat Shark Holdings, Ltd.

Statements Of Operations

(Unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2024	2023	2024	2023
Revenues	$368,256	$529,394	$1,379,391	$2,060,594

Cost of goods sold	1,302,053	463,320	2,557,379	1,753,695

Gross Margin	(933,797)	66,074	(1,177,988)	306,899

Operating Expenses
Operations	25,111	45,775	111,204	180,805
Research and development	5,826	64,638	35,669	208,107
Sales and marketing	–	4,111	159	13,837
General and administrative	5,101	5,300	14,816	66,193
Stock based compensation	–	8,808	17,450	26,424
Total operating expenses	36,038	128,632	179,298	495,366
Operating loss	(969,835)	(62,558)	(1,357,286)	(188,467)

Other Expense (Income)
Other, net	14,931	3,319	44,648	33,063
Other Expense (Income)	$14,931	$3,319	$44,648	$33,063

Net loss	$(984,766)	$(65,877)	$(1,401,934)	$(221,530)

See accompanying notes.

Fat Shark Holdings, Ltd.

Statements of Stockholders’ Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Equity
Balances, April 30, 2022	1,000	$1	$6,351,076	$(938,613)	$5,412,464

Net income	–	–	–	(221,530)	$(221,530)

Balances, January 31, 2023	1,000	$1	$6,351,076	$(1,160,143)	$5,190,934

Balances, April 30, 2023	1,000	$1	$6,351,076	$(1,484,734)	$4,866,343

Net loss	–	–	–	(1,401,934)	(1,401,934)

Balances, January 31, 2024	1,000	$1	$6,351,076	$(2,886,668)	$3,464,409

See accompanying notes.

Fat Shark Holdings, Ltd.

Cash Flows Statements

(Unaudited)

	Nine months ended January 31,
	2024	2023
Cash flows from operating activities
Net loss	$(1,401,934)	$(221,530)
Stock based compensation	17,450	26,424
Amortization of intangible assets	44,801	44,800
Changes in operating assets and liabilities
Accounts receivable	(185,859)	(69,852)
Inventory	1,898,961	(1,762,646)
Other	553,921	(1,969,765)
Customer deposits	10,502	22,135
Accounts payable	(515,605)	429,607
Accrued expenses	(1,443)	(14,918)
Net cash provided by (used in) operating activities	420,794	(3,515,745)

Cash flows from financing activities
(Payments under) Proceeds from related party obligations	(475,318)	3,429,027
Net cash (used in) provided by financing activities	(475,318)	3,429,027

Net decrease in Cash	(54,524)	(86,718)
Cash, beginning of period	85,744	109,223
Cash, end of period	$31,220	$22,505

Cash paid for interest	–	–
Cash paid for income taxes	–	–

See accompanying notes.

Fat Shark Holdings, Ltd.

NOTES TO FINANCIAL STATEMENTS

Note 1 – The Business

Originally founded in September 2020 as FS Acquisition Corp. (“FSA” or the “Company”), the company was formed by Red Cat Holdings, Inc., its wholly owned parent, to complete the acquisition of Fat Shark Holdings, LTD (“Holdings”). As further described in Note 3, the acquisition closed on November 2, 2020. In April 2022, the Company re-incorporated in Nevada, United States and formally changed its name to Fat Shark Holdings, Ltd. The Company sells consumer electronics products to the first-person view (“FPV”) sector of the drone industry.

Note 2 – Basis of Accounting and Going Concern

These financial statements reflect the operating results of the Company for the two years ended January 31, 2024, including the financial support received from its Parent. These financial statements may not be indicative of the company’s operating results if it had operated without financial support from its Parent.

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the financial statements, the Company has incurred net losses totaling $2,886,668 since its inception, and reported negative working capital of $3,941,717 at January 31, 2024. Management recognizes that these operating results and our financial position raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and the classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 3 – Acquisition of Fat Shark Holdings, LTD

In September 2020, the Company entered into a share purchase agreement (“Share Purchase Agreement”) with Greg French (“French”), the founder and sole shareholder of Holdings to acquire all of the issued and outstanding shares of Holdings and its wholly owned subsidiaries, Fat Shark Tech, LTD and Fat Shark Technology SEZC. The transaction closed on November 2, 2020. At closing, the Parent delivered to the Seller, on behalf of the Company, 5,227,273 shares of the Parent's common stock with a fair value of $6,351,076. The Company recognized the shares issued on its behalf by the Parent as an additional capital investment. In addition, a senior secured promissory note was issued to the Seller which was recorded on the Company's balance sheet. Finally, the Seller received a cash payment of $250,000, which was funded by the Parent, and recognized by the Company due to related party.

A summary of the purchase price and its related allocation was as follows:

Shares issued	$6,351,076
Promissory note issued	1,753,000
Cash	250,000
Total Purchase Price	$8,354,076

Assets acquired
Cash	$201,632
Accounts receivable	249,159
Other assets	384,232
Inventory	223,380
Brand name	1,144,000
Proprietary technology	272,000
Non-compete agreement	16,000
Goodwill	6,168,260
Total assets acquired	8,658,663
Liabilities assumed
Accounts payable and accrued expenses	279,393
Customer deposits	25,194
Total liabilities assumed	304,587
Total fair value of net assets acquired	$8,354,076

The Company engaged a valuation services firm to value the intangible assets acquired and the purchase price allocation is now complete. Intangible assets included proprietary technology and a non-compete agreement which are being amortized over 5 and 3 years, respectively. The carrying value of brand name is not being amortized but is reviewed quarterly and formally evaluated at year end. The excess of the purchase price above the net assets acquired was recorded as goodwill which is reviewed quarterly and formally evaluated at year end.

Note 4 – Summary of Significant Accounting Policies

Basis of Accounting – The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Certain prior period amounts have been restated to conform to the current year presentation.

Use of Estimates – The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in these financial statements include those used to (i) determine stock-based compensation, (ii) complete purchase price accounting for acquisitions, and (iii) accounting for derivatives.

Cash and Cash Equivalents – At January 31, 2024 and April 30, 2023, we held cash of $31,220 and $85,744, respectively, in multiple commercial banks and financial services companies. We have not experienced any loss on these cash balances and believe they are not exposed to any significant credit risk.

Fair Values, Inputs and Valuation Techniques for Financial Assets and Liabilities, and Related Disclosures – The fair value measurements and disclosure guidance defines fair value and establishes a framework for measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In accordance with this guidance, the Company has categorized its recurring basis financial assets and liabilities into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique.

The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The guidance establishes three levels of the fair value hierarchy as follows:

Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2: Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3: Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

Disclosures for Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company's financial instruments mainly consist of cash, receivables, current assets, accounts payable, accrued expenses and debt. The carrying amounts of cash, receivables, current assets, accounts payable, accrued expenses and current debt approximates fair value due to the short-term nature of these instruments.

Revenue Recognition – The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied.  The Company’s revenue transactions include a single component, specifically, the shipment of goods to customers as orders are fulfilled. The Company recognizes revenue upon shipment. The timing of the shipment of orders can vary considerably depending upon whether an order is for an item normally maintained in inventory or an order that requires assembly or unique parts. Customer deposits totaled $35,842 and $25,340 at January 31, 2024 and April 30, 2023, respectively.

Research and Development – Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, as well as a proportionate share of overhead costs such as rent. Costs related to software development are included in research and development expense until technological feasibility is reached, which for our software products, is generally shortly before the products are released to production. Once technological feasibility is reached, such costs are capitalized and amortized as a cost of revenue over the estimated lives of the products.

Income Taxes – Deferred taxes are provided on the liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Recent Accounting Pronouncements – Management does not believe that recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Stock-Based Compensation – For stock options, we use the estimated grant-date fair value method of accounting in accordance with ASC Topic 718, Compensation – Stock Compensation. Fair value is determined based on the Black-Scholes Model using inputs reflecting our estimates of expected volatility, term and future dividends. We recognize forfeitures as they occur. For restricted stock, we determine the fair value based on our stock price on the date of grant. For both stock options and restricted stock, we recognize compensation costs on a straight-line basis over the service period which is the vesting term.

Related Parties – Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors. Related Party transactions are disclosed in Note 12.

Note 5 – Inventories

Inventories, consisting solely of finished goods, totaled $408,109 and $2,307,070 at January 31, 2024 and April 30, 2023, respectively.

Note 6 – Other Assets

Other assets, short term, included:

	January 31, 2024	April 30, 2023
Prepaid inventory	$1,355,000	$1,908,921
Total	$1,355,000	$1,908,921

Note 7 – Intangible Assets

Intangible assets relate to acquisitions completed by the Company, including those described in Note 3. Intangible assets were as follows:

	January 31, 2024			April 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Proprietary technology	$272,000	$(178,134)	$93,866	$272,000	$(136,000)	$136,000
Non-compete agreements	16,000	(16,000)	–	16,000	(13,333)	2,667
Total finite-lived	288,000	(194,134)	93,866	288,000	(149,333)	138,667
Indefinite-lived– Brand name	1,144,000	–	1,144,000	1,144,000	–	1,144,000
Total, net	$1,432,000	$(194,134)	$1,237,866	$1,432,000	$(149,333)	$1,282,667

As of January 31, 2024, expected amortization expense for the next five years is as follows:

Fiscal Year Ended:
2024	$12,266
2025	54,400
2026	27,200
Total	$93,866

Proprietary technology and non-compete agreements are being amortized over 5 and 3 years, respectively. Goodwill and Brand name are not amortized but evaluated for impairment on a quarterly basis.

Goodwill is a separately stated intangible asset and represents the excess of the purchase price of acquisitions above the net assets acquired. The balance was $6,168,260 as of January 31, 2024 and April 30, 2023.

Note 8 – Debt Obligations

In connection with the acquisition of Holdings in November 2020, the Company issued a secured promissory note in the amount of $1,753,000 to the seller. The note bore interest at 3% annually and was scheduled to mature in full in November 2023. In May 2021, the Company made an initial payment of $132,200 by directing a refund from a vendor based in China to the noteholder who is also based in China. The remaining balance of $1,620,800 plus accrued interest totaling $45,129 was paid in September 2021.

Note 9 – Income Taxes

The Company was originally founded in November 2020 as an entity based in the Cayman Islands.  While based in the Cayman Islands, the Company qualified as a Caymans Island Exempted Company which qualified it as a tax exempt entity.  In April 2022, the Company changed its name to Fat Shark Holdings, Ltd. and reincorporated in Nevada, United States.  Since incorporating in the United States, the Company has incurred net losses through January 31, 2024. Our current provision for the reporting periods presented in these financial statements consisted of a tax benefit against which we applied a full valuation allowance, resulting in no current provision for income taxes. In addition, there was no deferred provision for any of these reporting periods. Currently, we focus on projected future taxable income in evaluating whether it is more likely than not that these deferred assets will be realized. Based on the fact that we have not generated an operating profit since incorporating in the United States, we have applied a full valuation allowance against our deferred tax assets at January 31, 2024.

Note 10 – Share Based Awards

Red Cat has established the 2019 Equity Incentive Plan (the “Plan”) to incentive key employees, consultants, and directors with long term compensation awards such as stock options, restricted stock, and restricted stock units (collectively, the “Awards”). The Company recognized stock based compensation expense in connect with Awards to its employees.

Options

A summary of options activity under the Plan since April 30, 2022 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of April 30, 2022	45,000	$2.52	9.56	$–
Granted	–
Exercised	–
Forfeited or expired	–
Outstanding as of April 30, 2023	45,000	2.52	8.56	–
Granted	–
Exercised	–
Forfeited or expired	(45,000)	2.52
Outstanding as of January 31, 2024	–	–	–	–
Exercisable as of January 31, 2024	–	$–	–	$–

The aggregate intrinsic value of outstanding options represents the excess of the stock price at the indicated date over the exercise price of each option. As of January 31, 2024 and 2023, there was $0 and $61,084 of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over the weighted average periods of 0 and 1.80 years, respectively.

Stock Compensation

Stock compensation expense for the three and nine months ended January 31, 2024 and 2023 was as follows:

	Three months ended January 31,		Nine months ended January 31,
	2024	2023	2024	2023
Operations	$–	$4,404	$8,725	$13,212
Research and development	–	4,404	8,725	13,212
Sales and marketing	–	–	–	–
General and administrative	–	–	–	–
Total	$–	$8,808	$17,450	$26,424

Note 11 – Statement of Stockholders’ Equity

The Company is authorized to issue 3,000 shares of common stock having a par value of $0.001 per share. Upon its formation, the Company issued 1,000 shares of common stock to its Parent for $1.00.

In connection with its acquisition of Holdings in November 2020, the Company's parent, Red Cat Holdings, issued 5,227,273 of its shares with a fair value of $6,351,076 to the seller of Holdings. The Company recognized the fair value of the capital provided as additional paid in capital.

In April 2022, the Company sold Fat Shark Technology SEZC to French for $1.  SEZC was a duly registered company in the Cayman Islands but had no assets or liabilities, and was basically a dormant entity.

Note 12 - Related-Party Transactions

The Company sells product to Rotor Riot LLC (“Rotor Riot”) which is also wholly owned by Red Cat. Sales totaled $430,577 and $357,549 during the nine months ended January 31, 2024 and 2023, respectively.

Since its founding in November 2020, the Company has received funding from its Parent to support its operations. The Company received net funding of $3,455,451 during the nine months ended January 31, 2023. The balance due to Red Cat at January 31, 2023 totaled $6,190,051. The Company repaid $475,868 during the nine months ended January 31, 2024. The balance due to Red Cat at January 31, 2024 totaled $5,976,410.

Note 13 – Sale of Consumer Segment

In November 2022, the Company’s sole shareholder, Red Cat Holdings, Inc. (“Red Cat”) approved a Stock Purchase Agreement (the “SPA”) between Red Cat, Unusual Machines, Inc. (“UM”) and Jeffrey Thompson, the founder and Chief Executive Officer of Red Cat, related to the sale of the Red Cat’s consumer business consisting of Rotor Riot, (“RR”), and Fat Shark Holdings (“FS”), to UM.

Under the terms of the Purchase Agreement, as amended, the UM will purchase from Red Cat its Rotor Riot and Fat Shark subsidiaries for $20.0 million (the “Purchase Price”) comprised of (i) $1.0 million in cash, (ii) a $2.0 million promissory note (the “Note”) issued by UM to Red Cat, and (iii) $17.0 million of UM common stock based on the value at its initial public offering.

On February 16, 2024 UM completed their initial public offering and subsequently Red Cat and UM completed the sale of Rotor Riot and Fat Shark.

Note 14 – Subsequent Events

Subsequent events have been evaluated through the date of this filing and there are no subsequent events which require disclosure except as noted below.

As noted in Note 13, on February 16, 2024, Unusual Machines closed its Initial Public Offering of 1,250,000 shares of common stock at a public offering price of $4.00 per share. The shares will be traded on the New York Stock Exchange American. Simultaneous with the closing of the IPO, the Company acquired Fat Shark and Rotor Riot from Red Cat while also issuing Red Cat 4,250,000 shares of common stock in Unusual Machines.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Fat Shark Holdings, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Fat Shark Holdings, Ltd. as of April 30, 2023 and April 30, 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and April 30, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s Liabilities exceeding Assets raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2020

Lakewood, CO

August 7, 2023

Fat Shark Holdings, Ltd.

Balance Sheets

	April 30,	April 30,
	2023	2022
ASSETS
Current assets
Cash	$85,744	$109,223
Accounts receivable, net	236,921	64,630
Inventory	2,307,070	317,556
Other	1,908,921	286,148
Total current assets	4,538,656	777,557

Goodwill	6,168,260	6,168,260
Intangible assets, net	1,282,667	1,342,401

TOTAL ASSETS	$11,989,583	$8,288,218

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$596,154	$49,035
Accrued expenses	67,468	83,000
Customer deposits	25,340	9,119
Due to related party	6,434,278	2,734,600
Total current liabilities	7,123,240	2,875,754

Commitments and contingencies	–	–

Stockholders’ equity
Common stock	1	1
Additional paid-in capital	6,351,076	6,351,076
Accumulated deficit	(1,484,734)	(938,613)
Total stockholders' equity	4,866,343	5,412,464
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,989,583	$8,288,218

See accompanying notes.

Fat Shark Holdings, Ltd.

Statements of Operations

	Year ended April 30,
	2023	2022

Revenues	$2,317,444	$2,627,792

Cost of goods sold	2,159,159	2,569,307

Gross margin	158,285	58,485

Operating expenses
Operations	240,945	252,545
Research and development	280,515	407,881
Sales and marketing	16,858	60,616
General and administrative	88,277	169,096
Stock based compensation	34,946	15,606
Total operating expenses	661,541	905,744
Operating (loss) income	(503,256)	(847,259)

Other expense
Interest expense	–	19,338
Other, net	42,865	44,126
Other expense	42,865	63,464

Net loss	$(546,121)	$(910,723)

See accompanying notes.

Fat Shark Holdings, Ltd.

Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balances, April 30, 2021	1,000	$1	$6,351,076	$(27,890)	$6,323,187

Net loss	–	–	–	(910,723)	(910,723)

Balances, April 30, 2022	1,000	$1	$6,351,076	$(938,613)	$5,412,464

Net loss	–	–	–	(546,121)	(546,121)

Balances, April 30, 2023	1,000	$1	$6,351,076	$(1,484,734)	$4,866,343

See accompanying notes.

Fat Shark Holdings, Ltd.

Cash Flows Statements

	Year ended April 30,
	2023	2022
Cash flows from operating activities
Net loss	$(546,121)	$(910,723)
Stock based compensation	34,946	15,606
Amortization of intangible assets	59,734	59,733
Changes in operating assets and liabilities
Inventory	(1,989,514)	(156,597)
Accounts receivable	(172,291)	263,778
Other	(1,622,773)	151,946
Customer deposits	16,221	(8,550
Accounts payable	547,119	(180,700)
Accrued expenses	(15,532)	(18,303)
Net cash used in operating activities	(3,688,211)	(783,810)

Cash flows from financing activities
Cash acquired through acquisition	–	–
Proceeds from related party obligations	3,664,732	2,468,995
Payments under debt obligations	–	(1,620,800)
Net cash provided by financing activities	3,664,732	848,195

Net (decrease) increase in Cash	(23,479)	64,385
Cash, beginning of period	109,223	44,838
Cash, end of period	$85,744	$109,223

Cash paid for interest	–	45,129
Cash paid for income taxes	–	–

Non-cash transactions
Indirect payment of debt obligation	$–	$132,200

See accompanying notes.

Fat Shark Holdings, Ltd.

NOTES TO FINANCIAL STATEMENTS

April 30, 2023 and 2022

Note 1 – The Business

Originally founded in September 2020 as FS Acquisition Corp. (“FSA” or the “Company”), the company was formed by Red Cat Holdings, Inc., its wholly owned parent, to complete the acquisition of Fat Shark Holdings, LTD (“Holdings”). As further described in Note 3, the acquisition closed on November 2, 2020. In April 2022, the Company re-incorporated in Nevada, United States and formally changed its name to Fat Shark Holdings, Ltd. The Company sells consumer electronics products to the first-person view (“FPV”) sector of the drone industry.

Note 2 – Basis of Accounting and Going Concern

These financial statements reflect the operating results of the Company for the two years ended April 30, 2023, including the financial support received from its Parent. These financial statements may not be indicative of the company’s operating results if it had operated without financial support from its Parent.

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the financial statements, the Company has incurred net losses totaling $1,484,734 since its inception, and reported negative working capital of $2,584,584 at April 30, 2023. Management recognizes that these operating results and our financial position raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and the classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 3 – Acquisition of Fat Shark Holdings, LTD

In September 2020, the Company entered into a share purchase agreement (“Share Purchase Agreement”) with Greg French (“French”), the founder and sole shareholder of Holdings to acquire all of the issued and outstanding shares of Holdings and its wholly owned subsidiaries, Fat Shark Tech, LTD and Fat Shark Technology SEZC. The transaction closed on November 2, 2020. At closing, the Parent delivered to the Seller, on behalf of the Company, 5,227,273 shares of the Parent's common stock with a fair value of $6,351,076. The Company recognized the shares issued on its behalf by the Parent as an additional capital investment. In addition, a senior secured promissory note was issued to the Seller which was recorded on the Company's balance sheet. Finally, the Seller received a cash payment of $250,000, which was funded by the Parent, and recognized by the Company due to related party.

A summary of the purchase price and its related allocation was as follows:

Shares issued	$6,351,076
Promissory note issued	1,753,000
Cash	250,000
Total Purchase Price	$8,354,076

Assets acquired
Cash	201,632
Accounts receivable	249,159
Other assets	384,232
Inventory	223,380
Brand name	1,144,000
Proprietary technology	272,000
Non-compete agreement	16,000
Goodwill	6,168,260
Total assets acquired	8,658,663
Liabilities assumed
Accounts payable and accrued expenses	279,393
Customer deposits	25,194
Total liabilities assumed	304,587
Total fair value of net assets acquired	$8,354,076

The Company engaged a valuation services firm to value the intangible assets acquired and the purchase price allocation is now complete. Intangible assets included proprietary technology and a non-compete agreement which are being amortized over 5 and 3 years, respectively. The carrying value of brand name is not being amortized but is reviewed quarterly and formally evaluated at year end. The excess of the purchase price above the net assets acquired was recorded as goodwill which is reviewed quarterly and formally evaluated at year end.

Note 4 – Summary of Significant Accounting Policies

Basis of Accounting – The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Certain prior period amounts have been restated to conform to the current year presentation.

Use of Estimates – The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in these financial statements include those used to (i) determine stock-based compensation, (ii) complete purchase price accounting for acquisitions, and (iii) accounting for derivatives.

Cash and Cash Equivalents – At April 30, 2023 and 2022, we held cash of $85,744 and $109,223, respectively, in multiple commercial banks and financial services companies. We have not experienced any loss on these cash balances and believe they are not exposed to any significant credit risk.

Fair Values, Inputs and Valuation Techniques for Financial Assets and Liabilities, and Related Disclosures – The fair value measurements and disclosure guidance defines fair value and establishes a framework for measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In accordance with this guidance, the Company has categorized its recurring basis financial assets and liabilities into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique.

The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The guidance establishes three levels of the fair value hierarchy as follows:

Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2: Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3: Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

Disclosures for Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company's financial instruments mainly consist of cash, receivables, current assets, accounts payable, accrued expenses and debt. The carrying amounts of cash, receivables, current assets, accounts payable, accrued expenses and current debt approximates fair value due to the short-term nature of these instruments.

Revenue Recognition – The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied.  The Company’s revenue transactions include a single component, specifically, the shipment of goods to customers as orders are fulfilled. The Company recognizes revenue upon shipment. The timing of the shipment of orders can vary considerably depending upon whether an order is for an item normally maintained in inventory or an order that requires assembly or unique parts. Customer deposits totaled $25,340 and $9,119 at April 30, 2023 and 2022, respectively.

Research and Development – Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, as well as a proportionate share of overhead costs such as rent. Costs related to software development are included in research and development expense until technological feasibility is reached, which for our software products, is generally shortly before the products are released to production. Once technological feasibility is reached, such costs are capitalized and amortized as a cost of revenue over the estimated lives of the products.

Income Taxes – Deferred taxes are provided on the liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Recent Accounting Pronouncements – Management does not believe that recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Stock-Based Compensation – For stock options, we use the estimated grant-date fair value method of accounting in accordance with ASC Topic 718, Compensation – Stock Compensation. Fair value is determined based on the Black-Scholes Model using inputs reflecting our estimates of expected volatility, term and future dividends. We recognize forfeitures as they occur. For restricted stock, we determine the fair value based on our stock price on the date of grant. For both stock options and restricted stock, we recognize compensation costs on a straight-line basis over the service period which is the vesting term.

Related Parties – Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors. Related Party transactions are disclosed in Note 12.

Note 5 – Inventories

Inventories, consisting solely of finished goods, totaled $2,307,070 and $317,556 at April 30, 2023 and 2022, respectively.

Note 6 – Other Assets

Other assets, short term, included.

	April 30, 2023	April 30, 2022
Prepaid inventory	$1,908,921	$271,500
Prepaid expenses	–	14,648
Total	$1,908,921	$286,148

Note 7 – Intangible Assets

Intangible assets relate to acquisitions completed by the Company, including those described in Note 3. Intangible assets as of April 30 were as follows:

	April 30, 2023			April 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Proprietary technology	$272,000	$(136,000)	$136,000	$272,000	$(81,600)	$190,400
Non-compete agreements	16,000	(13,333)	2,667	16,000	(7,999)	8,001
Total finite-lived	288,000	(149,333)	138,667	288,000	(89,599)	198,401
Indefinite-lived– Brand name	1,144,000	–	1,144,000	1,144,000	–	1,144,000
Total, net	$1,432,000	$(149,333)	$1,282,667	$1,432,000	$(89,599)	$1,342,401

As of April 30, 2023, expected amortization expense for the next five years is as follows:

Fiscal Year Ended:
2024	$57,067
2025	54,400
2026	27,200
Total	$138,667

Proprietary technology and non-compete agreements are being amortized over 5 and 3 years, respectively. Goodwill and Brand name are not amortized but evaluated for impairment on a quarterly basis.

Goodwill is a separately stated intangible asset and represents the excess of the purchase price of acquisitions above the net assets acquired. The balance was $6,168,260 as of April 30, 2023 and 2022.

Note 8 – Debt Obligations

In connection with the acquisition of Holdings in November 2020, the Company issued a secured promissory note in the amount of $1,753,000 to the seller. The note bore interest at 3% annually and was scheduled to mature in full in November 2023. In May 2021, the Company made an initial payment of $132,200 by directing a refund from a vendor based in China to the noteholder who is also based in China. The remaining balance of $1,620,800 plus accrued interest totaling $45,129 was paid in September 2021.

Note 9 – Income Taxes

The Company was originally founded in November 2020 as an entity based in the Cayman Islands.  While based in the Cayman Islands, the Company qualified as a Caymans Island Exempted Company which qualified it as a tax exempt entity.  In April 2022, the Company changed its name to Fat Shark Holdings, Ltd. and reincorporated in Nevada, United States.  Since incorporating in the United States, the Company has incurred net losses through April 30, 2023. Our current provision for the reporting periods presented in these financial statements consisted of a tax benefit against which we applied a full valuation allowance, resulting in no current provision for income taxes. In addition, there was no deferred provision for any of these reporting periods. Currently, we focus on projected future taxable income in evaluating whether it is more likely than not that these deferred assets will be realized. Based on the fact that we have not generated an operating profit since incorporating in the United States, we have applied a full valuation allowance against our deferred tax assets at April 30, 2023.

Note 10 – Share Based Awards

Red Cat has established the 2019 Equity Incentive Plan (the “Plan”) to incentive key employees, consultants, and directors with long term compensation awards such as stock options, restricted stock, and restricted stock units (collectively, the “Awards”). The Company recognized stock based compensation expense in connect with Awards to its employees.

Options

The range of assumptions used to calculate the fair value of options granted during the year ended April 30 was:

	2023	2022
Exercise Price	–	$2.52
Stock price on date of grant	–	2.52
Risk-free interest rate	–	1.50%
Dividend yield	–	–
Expected term (years)	–	8.25
Volatility	–	270.30%

A summary of options activity under the Plan since April 30, 2021 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of April 30, 2021	–	–	–	$–
Granted	45,000	$2.52	–	–
Exercised	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding as of April 30, 2022	45,000	2.52	9.56	–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding as of April 30, 2023	45,000	2.52	8.56	–
Exercisable as of April 30, 2023	18,750	$2.52	8.56	$–

The aggregate intrinsic value of outstanding options represents the excess of the stock price at the indicated date over the exercise price of each option. As of April 30, 2023 and April 30, 2022, there was $54,287 and $89,233 of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over the weighted average periods of 1.56 and 2.56 years, respectively.

Stock Compensation

Stock compensation expense for the years ended April 30, 2023 and 2022 was as follows:

	2023	2022
General and administrative	$–	$–
Research and development	17,473	7,803
Operations	17,473	7,803
Sales and marketing	–	–
Total	$34,946	$15,606

Note 11 – Statement of Stockholders’ Equity

The Company is authorized to issue 3,000 shares of common stock having a par value of $0.001 per share. Upon its formation, the Company issued 1,000 shares of common stock to its Parent for $1.00.

In connection with its acquisition of Holdings in November 2020, the Company's parent, Red Cat Holdings, issued 5,227,273 of its shares with a fair value of $6,351,076 to the seller of Holdings. The Company recognized the fair value of the capital provided as additional paid in capital.

In April 2022, the Company sold Fat Shark Technology SEZC to French for $1.  SEZC was a duly registered company in the Cayman Islands but had no assets or liabilities, and was basically a dormant entity.

Note 12 - Related-Party Transactions

The Company sells product to Rotor Riot LLC (“Rotor Riot”) which is also wholly owned by Red Cat. Sales totaled $400,619 and $104,961 during the fiscal years ended April 30, 2023 and 2022, respectively.

Since its founding in November 2020, the Company has received funding from its Parent to support its operations. The Company received net funding of $2,484,601 during the fiscal year ended April 30, 2022. The balance due to Red Cat at April 30, 2022 totaled $2,734,600. The Company received net funding of $3,699,678 during the fiscal year ended April 30, 2023, primarily related to inventory deposits and purchases and a net loss of $546,121. The balance due to Red Cat at April 30, 2023 totaled $6,434,278.

Note 13 – Sale of Consumer Segment

On November 21, 2022, the Company’s sole shareholder, Red Cat Holdings, Inc. (“Red Cat”) approved a Stock Purchase Agreement (the "SPA") between Red Cat, Unusual Machines, Inc. (“UM”) and Jeffrey Thompson, the founder and Chief Executive Officer of Red Cat, related to the sale of the Red Cat’s consumer business consisting of Rotor Riot, (“RR”), and Fat Shark Holdings (“FS”), to UM for cash and stock consideration totaling $18 million.

On November 21, 2022, Red Cat approved the SPA and its submission to shareholders for approval. On March 8, 2023, shareholders approved the sale to UM.

On April 13, 2023, the SPA was amended (the “Amendment”) and the total purchase price increased to $20 million. Under the Amendment, the cash consideration payable at closing was reduced to $3.0 million, as may be adjusted for working capital on the closing date (increased for positive working capital and decreased for negative working capital), and the non-cash consideration adjusted to provide for payment of $17 million in shares of UM’s common stock (the “Unusual Common Stock”) issued at the initial public offering price for the Unusual Common Stock. All of the Unusual Common Stock will be subject to a lock-up of 180 days and be eligible for registration. The Company estimates that working capital at closing will range between $2.0 to $4.5 million. In addition, closing of the SPA is subject to successful completion of an initial public offering (the “IPO”) by UM in the minimum amount of $10 million, and the listing of UM’s common stock on Nasdaq or NYSE.

UM filed a registration statement on Form S-1 for an initial public offering of its Common Stock with the SEC.

Note 14 – Subsequent Events

Subsequent events have been evaluated through the date of this filing and there are no subsequent events which require disclosure.

Rotor Riot, LLC

Balance Sheets

	January 31,	April 30,
	2024	2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$95,551	$912
Inventory	1,257,021	861,708
Other	231,938	160,517
Total current assets	1,584,510	1,023,137

Operating lease right-of-use assets	376,751	84,544
Intangible assets, net	20,000	20,000
Other	59,426	3,853
Total long term assets	456,177	108,397

TOTAL ASSETS	$2,040,687	$1,131,534

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$496,892	$178,420
Accrued expenses	50,787	42,012
Due to related party	4,412,828	3,070,304
Customer deposits	9,949	227,460
Debt obligations	98,441	–
Operating lease liabilities	56,974	49,461
Total current liabilities	5,125,871	3,567,657

Operating lease liabilities – long term	321,771	41,814
Commitments and contingencies

Members’ equity
Cumulative contributions	151,000	151,000
Cumulative deficit	(3,157,632)	(2,228,614)
Cumulative distributions	(400,323)	(400,323)
Total members' equity	(3,406,955)	(2,477,937)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,040,687	$1,131,534

See accompanying notes.

Rotor Riot, LLC

Statements Of Operations

(Unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2024	2023	2024	2023
Revenues	$942,316	$909,567	$3,122,673	$2,534,514

Cost of goods sold	654,499	776,100	2,186,039	2,170,151

Gross Margin	287,817	133,467	936,634	364,363

Operating Expenses
Operations	262,948	105,727	560,660	303,535
Research and development	30,553	15,632	78,013	42,927
Sales and marketing	286,918	188,514	978,276	542,079
General and administrative	37,923	111,537	81,796	210,128
Stock based compensation	50,023	53,189	144,051	150,296
Total operating expenses	668,365	474,599	1,842,796	1,248,965
Operating loss	(380,548)	(341,132)	(906,162)	(884,602)

Other Expense (Income)
Interest expense	–	–	22,856	–
Other, net	–	–	–	(8,051)
Other Expense (Income)	$–	$–	$22,856	$(8,051)

Net loss	$(380,548)	$(341,132)	$(929,018)	$(876,551)

See accompanying notes.

Rotor Riot, LLC

Statements of Members’ Equity

(Unaudited)

	Cumulative Contributions	Cumulative Deficit	Cumulative Distributions	Total Members’ Equity
Balances, April 30, 2022	$151,000	$(840,748)	$(400,323)	$(1,090,071)

Net loss	–	(876,551)	–	(876,551)

Balances, January 31, 2023	$151,000	$(1,717,299)	$(400,323)	$(1,966,622)

Balances, April 30, 2023	$151,000	$(2,228,614)	$(400,323)	$(2,477,937)

Net loss	–	(929,018)	–	(929,018)

Balances, January 31, 2024	$151,000	$(3,157,632)	$(400,323)	$(3,406,955)

See accompanying notes.

Rotor Riot, LLC

Cash Flows Statements

(Unaudited)

	Nine months ended January 31,
	2024	2023
Cash flows from operating activities
Net loss	$(929,018)	$(876,551)
Stock based compensation	144,051	97,107
Changes in operating assets and liabilities
Accounts receivable	–	–
Inventory	(395,313)	(479,037)
Other	(126,994)	(94,957)
Operating lease right-of-use assets and liabilities	(4,737)	(1,547)
Customer deposits	(217,511)	(15,176)
Accounts payable	318,472	112,810
Accrued expenses	8,775	(29,887)
Net cash used in operating activities	(1,202,275)	(1,287,238)

Cash flows from financing activities
Proceeds from related party obligations	1,198,473	1,328,750
Proceeds from debt obligations	262,856	–
Payments under debt obligations	(164,415)	–
Net cash provided by financing activities	1,296,914	1,328,750

Net (decrease) increase in Cash	94,369	41,512
Cash, beginning of period	912	20,041
Cash, end of period	$95,551	$61,553

Cash paid for interest	22,856	–
Cash paid for income taxes	–	–

See accompanying notes.

Rotor Riot, LLC

NOTES TO FINANCIAL STATEMENTS

Note 1 – The Business

Originally founded in 2016, Rotor Riot, LLC (“Rotor Riot” or the “Company”) was acquired by and became a wholly owned subsidiary of Red Cat Holdings (“Red Cat” or the “Parent”) in January 2020. The Company sells drones, parts and related equipment to the consumer marketplace through its digital storefront located at www.rotorriot.com.

Note 2 – Going Concern

The Company has incurred net losses since its acquisition by Red Cat which has provided funding to enable the company to continue to operate. These financial statements reflect the operating results of the Company for the two years ended January 31, 2024, including the financial support received from its Parent. These financial statements may not be indicative of the company’s operating results if it had operated without financial support from its Parent.

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying financial statements, we had negative working capital of $3,541,361 at January 31, 2024 and have accumulated losses totaling $3,157,632 through January 31, 2024. Management recognizes that these operating results and our financial position raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and the classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Basis of Accounting – The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Certain prior period amounts have been restated to conform to the current year presentation.

Use of Estimates – The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in these financial statements include those used to (i) determine stock-based compensation, (ii) complete purchase price accounting for acquisitions, and (iii) accounting for derivatives.

Cash and Cash Equivalents – At January 31, 2024 and April 30, 2023, we held cash of $95,551 and $912, respectively, in multiple commercial banks and financial services companies. We have not experienced any loss on these cash balances and believe they are not exposed to any significant credit risk.

Leases – Effective August 1, 2021, the Company adopted Accounting Standards Codification (ASC) 842 titled “Leases” which requires the recognition of assets and liabilities associated with lease agreements. The Company adopted ASC 842 on a modified retrospective transition basis which means that it did not restate financial information for any periods prior to August 1, 2021. Upon adoption, the Company recognized a lease liability obligation of $260,305 and a right-of-use asset for the same amount. This lease was terminated in October 2023 when the Company moved locations. In November 2023, the Company recognized a lease liability obligation of $391,766 and a right-of-use asset for the same amount related to a new lease.

The Company determines if a contract is a lease or contains a lease at inception.  Operating lease liabilities are measured, on each reporting date, based on the present value of the future minimum lease payments over the remaining lease term.  The Company's leases do not provide an implicit rate. Therefore, the Company uses an effective discount rate of 12% based on its last debt financings. Operating lease assets are measured by adjusting the lease liability for lease incentives, initial direct costs incurred and asset impairments.  Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term with the operating lease asset reduced by the amount of the expense. Lease terms may include options to extend or terminate a lease when they are reasonably certain to occur.

Fair Values, Inputs and Valuation Techniques for Financial Assets and Liabilities, and Related Disclosures – The fair value measurements and disclosure guidance defines fair value and establishes a framework for measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In accordance with this guidance, the Company has categorized its recurring basis financial assets and liabilities into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique.

The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The guidance establishes three levels of the fair value hierarchy as follows:

Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2: Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3: Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

Disclosures for Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company's financial instruments mainly consist of cash, receivables, current assets, accounts payable, accrued expenses and debt. The carrying amounts of cash, receivables, current assets, accounts payable, accrued expenses and current debt approximates fair value due to the short-term nature of these instruments.

Revenue Recognition – The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied.  The Company’s revenue transactions include a single component, specifically, the shipment of goods to customers as orders are fulfilled. The Company recognizes revenue upon shipment. The timing of the shipment of orders can vary considerably depending upon whether an order is for an item normally maintained in inventory or an order that requires assembly or unique parts. Customer deposits totaled $9,949 and $227,460 at January 31, 2024 and April 30, 2023, respectively.

Research and Development – Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, as well as a proportionate share of overhead costs such as rent. Costs related to software development are included in research and development expense until technological feasibility is reached, which for our software products, is generally shortly before the products are released to production. Once technological feasibility is reached, such costs are capitalized and amortized as a cost of revenue over the estimated lives of the products.

Income Taxes – Deferred taxes are provided on the liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Recent Accounting Pronouncements – Management does not believe that recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Stock-Based Compensation – For stock options, we use the estimated grant-date fair value method of accounting in accordance with ASC Topic 718, Compensation – Stock Compensation. Fair value is determined based on the Black-Scholes Model using inputs reflecting our estimates of expected volatility, term and future dividends. We recognize forfeitures as they occur. For restricted stock, we determine the fair value based on our stock price on the date of grant. For both stock options and restricted stock, we recognize compensation costs on a straight-line basis over the service period which is the vesting term.

Related Parties – Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors. Related Party transactions are disclosed in Note 12.

Note 4 – Inventories

Inventories, consisting solely of finished goods, totaled $1,257,021 and $861,708 at January 31, 2024 and April 30, 2023, respectively.

Note 5 – Other Assets

Other assets, short term, included:

	January 31, 2024	April 30, 2023
Prepaid inventory	$231,938	$153,117
Prepaid expenses	–	7,400
Total	$231,938	$160,517

Other assets, long term, represented security deposits at January 31, 2024 and April 30, 2023.

Note 6 – Intangible Assets

Intangible assets relate solely to trademarks acquired in an acquisition completed in 2016.

Note 7 – Operating Leases

In October 2023, the Company entered into a new five-year operating lease for approximately 6,900 square feet of warehouse and office space commencing November 2023. The Company had no finance leases. The Company’s leases have remaining lease terms of up to 4.75 years. Operating lease expense totaled $53,263 for the nine months ended January 31, 2024.

Location	Avg Monthly Rent	Expiration	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028 & Beyond	Total
Orlando, Florida	$8,715	October 2028	$24,150	$98,532	$102,471	$106,577	$167,360	$499,089

Nine Months Ended
Supplemental Information	January 31, 2024
Operating cash paid to settle lease liabilities	$52,864
Right of use asset additions in exchange for lease liabilities	$391,766
Weighted average remaining lease term (in years)	4.75
Weighted average discount rate	12%

Note 8 – Debt Obligations

A.	Shopify Capital

Shopify Capital is an affiliate of Shopify, Inc. which provides sales software and services to the Company. The Company processes customer transactions ordered on the e-commerce site for Rotor Riot through Shopify. Shopify Capital has entered into multiple agreements with the Company in which it has “purchased receivables” at a discount. Shopify retains a portion of the Company's daily receipts until the purchased receivables have been paid. The Company recognizes the discount as a transaction fee, in full, in the month in which the agreement is executed. Agreements with activity during the two years ended January 31, 2024 included:

Date of Transaction	Purchased Receivables	Payment to Company	Transaction Fees	Withholding Rate	Fully Repaid In
September 2020	$209,050	$185,000	$24,050	17%	May 2021
April 2021	$236,500	$215,000	$21,500	17%	January 2022

B.	PayPal

PayPal is an electronic commerce company that facilitates payments between parties through online funds transfers. The Company processes certain customer payments ordered on its e-commerce site through PayPal. The Company has entered into multiple agreements under which PayPal provides an advance on customer payments, and then retains a portion of customer payments until the advance is repaid.  PayPal charges a fee which the Company recognizes in full upon entering an agreement.  A November 2019 agreement under which PayPal advanced $100,000 and charged interest expense of $6,900 was completed in January 2021.  A January 2021 agreement under which PayPal advanced $75,444 and charged interest expense of $2,444 was completed in August 2021. A June 2023 agreement under which PayPal advanced $262,856 and charged interest expense of $22,856. The balance outstanding at January 31, 2024 totaled $98,441. Repayment of the remaining balance was completed in February 2024.

Note 9 – Income Taxes

Rotor Riot is an LLC based in the United States and files its annual income tax return on a Form 1120. Since inception, we have incurred net losses in each year of operations. Our current provision for the reporting periods presented in these financial statements consisted of a tax benefit against which we applied a full valuation allowance, resulting in no current provision for income taxes. In addition, there was no deferred provision for any of these reporting periods.

At January 31, 2024 and April 30, 2023, we had accumulated deficits of approximately $3,157,000 and $2,229,000, respectively. Deferred tax assets related to the future benefit of these net operating losses for tax purposes totaled approximately $474,000 and $334,000, respectively, calculated using the minimum U.S. corporate tax rate of 15%. Currently, we focus on projected future taxable income in evaluating whether it is more likely than not that these deferred assets will be realized. Based on the fact that we have not generated an operating profit since inception, we have applied a full valuation allowance against our deferred tax assets at January 31, 2024 and April 30, 2023.

Note 10 – Members’ Equity

In January 2020, Red Cat Holdings acquired 8,000,001 Membership Interests, representing 100% ownership of the Company.

Note 11 – Share Based Awards

Red Cat has established the 2019 Equity Incentive Plan (the “Plan”) to incentive key employees, consultants, and directors with long term compensation awards such as stock options, restricted stock, and restricted stock units (collectively, the “Awards”). The Company recognized stock based compensation expense in connect with Awards to its employees.

Options

A summary of options activity under the Plan since April 30, 2022 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of April 30, 2022	367,475	$1.88	8.59	$178,445
Granted	50,000	1.32
Exercised	–	–
Forfeited or expired	–	–
Outstanding as of April 30, 2023	417,475	1.81	7.82	9,586
Granted	–	–
Exercised	–	–
Forfeited or expired	(12,000)	2.60
Outstanding as of January 31, 2024	405,475	$1.79	7.05	$–
Exercisable as of January 31, 2024	335,473	$1.75	6.85	$–

The aggregate intrinsic value of outstanding options represents the excess of the stock price at the indicated date over the exercise price of each option. As of January 31, 2024 and 2023, there was $87,153 and $416,956 of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over the weighted average periods of 1.01 and 1.79 years, respectively.

Stock Compensation

Stock compensation expense for the three and nine months ended January 31, 2024 and 2023 was as follows:

	Three months ended January 31,		Nine months ended January 31,
	2024	2023	2024	2023
Operations	$33,954	$2,963	$93,717	$8,887
Research and development	5,514	36,682	17,387	104,339
Sales and marketing	7,623	7,969	23,704	20,345
General and administrative	2,932	5,575	9,243	16,725
Total	$50,023	$53,189	$144,051	$150,296

Note 12 - Related-Party Transactions

The Company purchases product from Fat Shark Holdings, Ltd, which is also wholly owned by Red Cat Holdings. Purchases from Fat Shark totaled $430,577 and $357,549 during the nine months ended January 31, 2024 and 2023, respectively.

Since becoming a wholly owned subsidiary of Red Cat, the Company has received funding from its Parent to support its operations. During the nine months ended January 31, 2023, the Company received net funding of $1,328,750. The balance due to Red Cat at January 31, 2023 totaled $2,955,228. During the nine months ended January 31, 2024, the Company received net funding of $1,198,473. The balance due to Red Cat at January 31, 2024 totaled $4,412,828.

Note 13 – Sale of Consumer Segment

In November 2022, the Company’s sole shareholder, Red Cat Holdings, Inc. (“Red Cat”) approved a Stock Purchase Agreement (the “SPA”) between Red Cat, Unusual Machines, Inc. (“UM”) and Jeffrey Thompson, the founder and Chief Executive Officer of Red Cat, related to the sale of the Red Cat’s consumer business consisting of Rotor Riot, (“RR”), and Fat Shark Holdings (“FS”), to UM.

Under the terms of the Purchase Agreement, as amended, the UM will purchase from Red Cat its Rotor Riot and Fat Shark subsidiaries for $20.0 million (the “Purchase Price”) comprised of (i) $1.0 million in cash, (ii) a $2.0 million promissory note (the “Note”) issued by UM to Red Cat, and (iii) $17.0 million of UM common stock based on the value at its initial public offering.

On February 16, 2024, UM completed their initial public offering and subsequently Red Cat and UM completed the sale of Rotor Riot and Fat Shark.

Note 14 – Subsequent Events

Subsequent events have been evaluated through the date of this filing and there are no subsequent events which require disclosure except as noted below.

As noted in Note 13, on February 16, 2024, Unusual Machines closed its Initial Public Offering of 1,250,000 shares of common stock at a public offering price of $4.00 per share. The shares will be traded on the New York Stock Exchange American. Simultaneous with the closing of the IPO, the Company acquired Fat Shark and Rotor Riot from Red Cat while also issuing Red Cat 4,250,000 shares of common stock in Unusual Machines.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Rotor Riot, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rotor Riot, LLC as of April 30, 2023 and April 30, 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and April 30, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s Liabilities exceeding Assets raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2020

Lakewood, CO

August 7, 2023

Rotor Riot, LLC

Balance Sheets

	April 30,	April 30,
	2023	2022
ASSETS
Current assets
Cash	$912	$20,041
Inventory	861,708	375,570
Other	160,517	245,341
Total current assets	1,023,137	640,952

Operating lease right-of-use assets	84,544	133,293
Intangible assets, net	20,000	20,000
Other	3,853	3,853
Total long term assets	108,397	157,146

TOTAL ASSETS	$1,131,534	$798,098

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$178,420	$11,965
Accrued expenses	42,012	68,266
Due to related party	3,070,304	1,529,371
Customer deposits	227,460	136,197
Operating lease liabilities	49,461	51,095
Total current liabilities	3,567,657	1,796,894

Operating lease liabilities – long term	41,814	91,275
Commitments and contingencies

Members’ equity
Cumulative contributions	151,000	151,000
Cumulative deficit	(2,228,614)	(840,748)
Cumulative distributions	(400,323)	(400,323)
Total members' equity	(2,477,937)	(1,090,071)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,131,534	$798,098

See accompanying notes.

Rotor Riot, LLC

Statements of Operations

	Year ended April 30,
	2023	2022

Revenues	$3,447,149	$2,028,149

Cost of goods sold	3,015,398	1,587,674

Gross margin	431,751	440,475

Operating expenses
Operations	403,912	372,473
Research and development	65,487	58,719
Sales and marketing	845,526	220,007
General and administrative	311,301	220,366
Stock based compensation	201,442	161,087
Total operating expenses	1,827,668	1,032,652
Operating loss	(1,395,917)	(592,177)

Other expense (income)
Interest expense	–	4,701
Other, net	(8,051)	–
Other expense (income)	(8,051)	4,701

Net loss	$(1,387,866)	$(596,878)

See accompanying notes.

Rotor Riot, LLC

Statements of Members’ Equity

	Cumulative Contributions	Cumulative Deficit	Cumulative Distributions	Total Members’ Equity
Balances, April 30, 2021	$151,000	$(243,870)	$(400,323)	$(493,193)

Net loss	–	(596,878)	–	(596,878)

Balances, April 30, 2022	$151,000	$(840,748)	$(400,323)	$(1,090,071)

Net loss	–	(1,387,866)	–	(1,387,866)

Balances, April 30, 2023	$151,000	$(2,228,614)	$(400,323)	$(2,477,937)

See accompanying notes.

Rotor Riot, LLC

Cash Flows Statements

	Year ended April 30,
	2023	2022
Cash flows from operating activities
Net loss	$(1,387,866)	$(596,878)
Stock based compensation	201,442	161,087
Changes in operating assets and liabilities
Inventory	(486,138)	(161,581)
Other	84,824	(236,737)
Operating lease right-of-use assets and liabilities	(2,346)	9,077
Customer deposits	91,263	107,770
Accounts payable	166,455	4,145
Accrued expenses	(26,254)	34,911
Net cash used in operating activities	(1,358,620)	(678,206)

Cash flows from financing activities
Proceeds from related party obligations	1,339,491	860,384
Payments under debt obligations	–	(269,045)
Net cash provided by financing activities	1,339,491	591,339

Net decrease in Cash	(19,129)	(86,867)
Cash, beginning of period	20,041	106,908
Cash, end of period	$912	$20,041

Cash paid for interest	–	4,701
Cash paid for income taxes	–	–

See accompanying notes.

Rotor Riot, LLC

NOTES TO FINANCIAL STATEMENTS

April 30, 2023 and 2022

Note 1 – The Business

Originally founded in 2016, Rotor Riot, LLC (“Rotor Riot” or the “Company”) was acquired by and became a wholly owned subsidiary of Red Cat Holdings (“Red Cat” or the “Parent”) in January 2020. The Company sells drones, parts and related equipment to the consumer marketplace through its digital storefront located at www.rotorriot.com.

Note 2 – Going Concern

The Company has incurred net losses since its acquisition by Red Cat which has provided funding to enable the company to continue to operate. These financial statements reflect the operating results of the Company for the two years ended April 30, 2023, including the financial support received from its Parent. These financial statements may not be indicative of the company’s operating results if it had operated without financial support from its Parent.

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying financial statements, we had negative working capital of $2,544,520 at April 30, 2023 and have accumulated losses totaling $2,228,614 through April 30, 2023. Management recognizes that these operating results and our financial position raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and the classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Basis of Accounting – The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Certain prior period amounts have been restated to conform to the current year presentation.

Use of Estimates – The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in these financial statements include those used to (i) determine stock-based compensation, (ii) complete purchase price accounting for acquisitions, and (iii) accounting for derivatives.

Cash and Cash Equivalents – At April 30, 2023 and 2022, we held cash of $912 and $20,041, respectively, in multiple commercial banks and financial services companies. We have not experienced any loss on these cash balances and believe they are not exposed to any significant credit risk.

Leases – Effective August 1, 2021, the Company adopted Accounting Standards Codification (ASC) 842 titled “Leases” which requires the recognition of assets and liabilities associated with lease agreements. The Company adopted ASC 842 on a modified retrospective transition basis which means that it did not restate financial information for any periods prior to August 1, 2021. Upon adoption, the Company recognized a lease liability obligation of $260,305 and a right-of-use asset for the same amount.

The Company determines if a contract is a lease or contains a lease at inception.  Operating lease liabilities are measured, on each reporting date, based on the present value of the future minimum lease payments over the remaining lease term.  The Company's leases do not provide an implicit rate. Therefore, the Company uses an effective discount rate of 12% based on its last debt financings. Operating lease assets are measured by adjusting the lease liability for lease incentives, initial direct costs incurred and asset impairments.  Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term with the operating lease asset reduced by the amount of the expense. Lease terms may include options to extend or terminate a lease when they are reasonably certain to occur.

Fair Values, Inputs and Valuation Techniques for Financial Assets and Liabilities, and Related Disclosures – The fair value measurements and disclosure guidance defines fair value and establishes a framework for measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In accordance with this guidance, the Company has categorized its recurring basis financial assets and liabilities into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique.

The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The guidance establishes three levels of the fair value hierarchy as follows:

Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2: Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3: Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

Disclosures for Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company's financial instruments mainly consist of cash, receivables, current assets, accounts payable, accrued expenses and debt. The carrying amounts of cash, receivables, current assets, accounts payable, accrued expenses and current debt approximates fair value due to the short-term nature of these instruments.

Revenue Recognition – The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied.  The Company’s revenue transactions include a single component, specifically, the shipment of goods to customers as orders are fulfilled. The Company recognizes revenue upon shipment. The timing of the shipment of orders can vary considerably depending upon whether an order is for an item normally maintained in inventory or an order that requires assembly or unique parts. Customer deposits totaled $227,460 and $136,197 at April 30, 2023 and 2022, respectively.

Research and Development – Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, as well as a proportionate share of overhead costs such as rent. Costs related to software development are included in research and development expense until technological feasibility is reached, which for our software products, is generally shortly before the products are released to production. Once technological feasibility is reached, such costs are capitalized and amortized as a cost of revenue over the estimated lives of the products.

Income Taxes – Deferred taxes are provided on the liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Recent Accounting Pronouncements – Management does not believe that recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Stock-Based Compensation – For stock options, we use the estimated grant-date fair value method of accounting in accordance with ASC Topic 718, Compensation – Stock Compensation. Fair value is determined based on the Black-Scholes Model using inputs reflecting our estimates of expected volatility, term and future dividends. We recognize forfeitures as they occur. For restricted stock, we determine the fair value based on our stock price on the date of grant. For both stock options and restricted stock, we recognize compensation costs on a straight-line basis over the service period which is the vesting term.

Related Parties – Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors. Related Party transactions are disclosed in Note 12.

Note 4 – Inventories

Inventories, consisting solely of finished goods, totaled $861,708 and $375,570 at April 30, 2023 and 2022, respectively.

Note 5 – Other Assets

Other assets, short term, included.

	April 30, 2023	April 30, 2022
Prepaid inventory	$153,117	$231,467
Prepaid expenses	7,400	13,874
Total	$160,517	$245,341

Other assets, long term, represented security deposits at April 30, 2023 and 2022.

Note 6 – Intangible Assets

Intangible assets relate solely to trademarks acquired in an acquisition completed in 2016.

Note 7 – Operating Leases

As of April 30, 2023, the Company had operating type leases for real estate and no finance type leases. The Company’s leases have remaining lease terms of up to 1.75 years. Operating lease expense totaled $54,238 for the fiscal year ended April 30, 2023.

			|-Future Lease Payments-|
Location	Monthly Rent	Expiration	Fiscal 2024	Fiscal 2025	Total
Orlando, Florida	$4,692	January 2025	57,716	43,933	101,649

Year Ended
Supplemental Information	April 30, 2023
Operating cash paid to settle lease liabilities	$56,584
Right of use asset additions in exchange for lease liabilities	$–
Weighted average remaining lease term (in years)	1.75
Weighted average discount rate	12%

Note 8 – Debt Obligations

A.	Shopify Capital

Shopify Capital is an affiliate of Shopify, Inc. which provides sales software and services to the Company.  The Company processes customer transactions ordered on the e-commerce site for Rotor Riot through Shopify.  Shopify Capital has entered into multiple agreements with the Company in which it has “purchased receivables” at a discount. Shopify retains a portion of the Company's daily receipts until the purchased receivables have been paid.  The Company recognizes the discount as a transaction fee, in full, in the month in which the agreement is executed.  Agreements with activity during the two years ended April 30, 2023 included:

Date of Transaction	Purchased Receivables	Payment to Company	Transaction Fees	Withholding Rate	Fully Repaid In
September 2020	$209,050	$185,000	$24,050	17%	May 2021
April 2021	$236,500	$215,000	$21,500	17%	January 2022

B.	PayPal

PayPal is an electronic commerce company that facilitates payments between parties through online funds transfers. The Company processes certain customer payments ordered on its e-commerce site through PayPal. The Company has entered into multiple agreements under which PayPal provides an advance on customer payments, and then retains a portion of customer payments until the advance is repaid. PayPal charges a fee which the Company recognizes in full upon entering an agreement. A November 2019 agreement under which PayPal advanced $100,000 and charged a transaction fee of $6,900 was completed in January 2021. A January 2021 agreement under which PayPal advanced $75,444 and charged a transaction fee of $2,444 was completed in August 2021.

Note 9 – Income Taxes

Rotor Riot is an LLC based in the United States and files its annual income tax return on a Form 1120. Since inception, we have incurred net losses in each year of operations. Our current provision for the reporting periods presented in these financial statements consisted of a tax benefit against which we applied a full valuation allowance, resulting in no current provision for income taxes. In addition, there was no deferred provision for any of these reporting periods.

At April 30, 2023 and 2022, we had accumulated deficits of approximately $2,230,000 and $841,000, respectively. Deferred tax assets related to the future benefit of these net operating losses for tax purposes totaled approximately $334,500 and $126,150, respectively, calculated using the minimum U.S. corporate tax rate of 15%. Currently, we focus on projected future taxable income in evaluating whether it is more likely than not that these deferred assets will be realized. Based on the fact that we have not generated an operating profit since inception, we have applied a full valuation allowance against our deferred tax assets at April 30, 2023 and 2022.

Note 10 – Members’ Equity

In January 2020, Red Cat Holdings acquired 8,000,001 Membership Interests, representing 100% ownership of the Company.

Note 11 – Share Based Awards

Red Cat has established the 2019 Equity Incentive Plan (the “Plan”) to incentive key employees, consultants, and directors with long term compensation awards such as stock options, restricted stock, and restricted stock units (collectively, the “Awards”). The Company recognized stock based compensation expense in connect with Awards to its employees.

Options

The range of assumptions used to calculate the fair value of options granted during the year ended April 30 was:

	2023	2022
Exercise Price	$1.06 – 2.38	$2.52 – 2.60
Stock price on date of grant	1.06 – 2.38	2.52 – 2.60
Risk-free interest rate	3.34 – 4.18%	1.32 – 1.57%
Dividend yield	–	–
Expected term (years)	8.25	8.25 – 10.00
Volatility	253.52 – 260.06%	214.53 – 270.30%

A summary of options activity under the Plan since April 30, 2021 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of April 30, 2021	147,475	$0.82	8.99	474,870
Granted	221,000	2.58
Exercised	–	–
Forfeited or expired	(1,000)	2.60
Outstanding as of April 30, 2022	367,475	1.88	8.59	178,445
Granted	50,000	1.32
Exercised	–	–
Forfeited or expired	–	–
Outstanding as of April 30, 2023	417,475	1.81	7.82	9,586
Exercisable as of April 30, 2023	277,973	$1.63	7.43	$9,586

The aggregate intrinsic value of outstanding options represents the excess of the stock price at the indicated date over the exercise price of each option. As of April 30, 2023 and April 30, 2022, there was $207,986 and $405,863 of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over the weighted average periods of 1.58 and 1.44 years, respectively.

Stock Compensation

Stock compensation expense for the years ended April 30, 2023 and 2022 was as follows:

	2023	2022
General and administrative	$11,756	$9,136
Research and development	22,117	18,349
Operations	115,419	108,487
Sales and marketing	52,150	25,115
Total	$201,442	$161,087

Note 12 – Related-Party Transactions

The Company purchases drones from Fat Shark Holdings, Ltd, which is also wholly owned by Red Cat Holdings. Purchases from Fat Shark totaled $400,619 and $104,961 during the fiscal years ended April 30, 2023 and 2022, respectively.

Since becoming a wholly owned subsidiary of Red Cat, the Company has received funding from its Parent to support its operations. During the fiscal year ended April 30, 2022, the Company received net funding of $1,021,471 primarily related to inventory which increased $398,318, payments of accounts payable and accrued expenses of $269,045, and a net loss of $596,878. The balance due to Red Cat at April 30, 2022 totaled $1,529,371. During the fiscal year ended April 30, 2023, the Company received net funding of $1,540,933 primarily related to increased inventory purchases and a net loss of $1,387,866. The balance due to Red Cat at April 30, 2023 totaled $3,070,304.

Note 13 – Sale of Consumer Segment

On November 21, 2022, the Company’s sole shareholder, Red Cat Holdings, Inc. (“Red Cat”) approved a Stock Purchase Agreement (the "SPA") between Red Cat, Unusual Machines, Inc. (“UM”) and Jeffrey Thompson, the founder and Chief Executive Officer of Red Cat, related to the sale of the Red Cat’s consumer business consisting of Rotor Riot, (“RR”), and Fat Shark Holdings (“FS”), to UM for cash and stock consideration totaling $18 million.

On November 21, 2022, Red Cat approved the SPA and its submission to shareholders for approval. On March 8, 2023, shareholders approved the sale to UM.

On April 13, 2023, the SPA was amended (the “Amendment”) and the total purchase price increased to $20 million. Under the Amendment, the cash consideration payable at closing was reduced to $3.0 million, as may be adjusted for working capital on the closing date (increased for positive working capital and decreased for negative working capital), and the non-cash consideration adjusted to provide for payment of $17 million in shares of UM’s common stock (the “Unusual Common Stock”) issued at the initial public offering price for the Unusual Common Stock. All of the Unusual Common Stock will be subject to a lock-up of 180 days and be eligible for registration. The Company estimates that working capital at closing will range between $2.0 to $4.5 million. In addition, closing of the SPA is subject to successful completion of an initial public offering (the “IPO”) by UM in the minimum amount of $10 million, and the listing of UM’s common stock on Nasdaq or NYSE.

UM filed a registration statement on Form S-1 for an initial public offering of its Common Stock with the SEC.

Note 14 – Subsequent Events

Subsequent events have been evaluated through the date of this filing and there are no subsequent events which require disclosure except as set forth below:

In June 2023, the Company entered into an agreement with PayPal under which PayPal provides an advance on customer payments of $240,000, and then retains a portion of customer payments until the advance is repaid. PayPal charges a transaction fee of $22,856 which the Company recognized in full upon entering the agreement.

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2023, were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls, segregation of duties, and procedures to support the identification of, accounting for, and the evaluation and disclosure of certain transactions, as limited individuals, either the Principal Executive Officer or Principal Financial Officer, initiates all transactions and they also review, evaluate, and approve these same transactions.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“US GAAP”) as a result of the following material weaknesses:

•	The Company does not have sufficient segregation of duties within accounting functions.
•	The Company does not have written documentation of our internal controls policies and procedures.
•	A substantial portion of the Company’s financial reporting is carried out by an outside accounting firm.
•	The Company’s human resources, processes and systems are not sufficient to enable the production of timely and accurate financial statements in accordance with US GAAP.

We plan to rectify these weaknesses by establishing written policies and procedures for our internal control of financial reporting and hiring additional accounting personnel at such time as we raise sufficient capital to do so.

Changes In Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position

Dr. Allan Evans	40	Chief Executive Officer and Director

Brian Hoff	38	Chief Financial Officer

Andrew Camden	33	Chief Operating Officer

Robert Lowry	65	Director

Sanford Rich	66	Director

Jeffrey Thompson	59	Director

Cristina A. Colón, Esq.	36	Director

Biographies

Dr. Allan Evans, Chief Executive Officer and Chairman of the Board of Directors

Dr. Allan Evans was appointed to serve as the Chief Executive Officer and a director of the Company effective December 4, 2023. Prior to becoming our Chief Executive Officer, Dr. Evans was the Chief Operating Officer of Red Cat from January 2021 to November 2023 and was the Chief Executive Officer of Fat Shark. As part of his compensation package with Red Cat, Dr. Evans beneficially owns 1,443,395 shares of common stock and 875,000 unvested options in Red Cat. Dr. Evans is a serial entrepreneur with a history of founding and leading technological innovation. He has extensive experience in overseeing different emerging technologies. From August 2017 to October 2020, Dr. Evans served as a board member for Ballast Technologies, a company that specialized in technology for location-based entertainment. In November 2012, he co-founded Avegant, a technology company focused on developing next generation display technology to enable previously impossible augmented reality experiences. He led design, development, and initial production of the Glyph head mounted display and oversaw technology research and patent strategy while serving as Chief Technology Officer of Avegant until 2016. Dr. Evans has 47 pending or issued patents that cover a range of technologies from implantable medical devices to mixed reality headsets. Academically, his work has an h-index of 15, an i-index of 28, and has been cited in more than 1,000 publications. He has extensive experience with new technologies, engineering, business development, and corporate strategy, and his expertise in these areas strengthens the Company’s collective knowledge and capabilities.

Dr. Evans’ management and public company experience, his experience in the drone business and his role as President and Chief Executive Officer of the Company, led to his appointment as a director.

Brian Hoff, Chief Financial Officer

Mr. Hoff has served as the Company’s Chief Financial Officer since November 2022. Prior to that, he served as the Chief Financial Officer of Auddia, Inc. (Nasdaq: AUUD), a technology company focused on audio media, from April 2021 to October 2022. He served as Vice President and Controller at STACK Infrastructure, a digital infrastructure company, from October 2019 to April 2021, and as Controller at Coalfire, a cybersecurity company, from November 2011 until October 2019.

Andrew Camden, Chief Operation Officer

Mr. Camden, who became our Chief Operating Officer on March 4, 2024, has been President of Rotor Riot since 2018. Prior to that, he worked for four years as an Engineer for General Motors.

Cristina A. Colón, Esq., Director

Ms. Colón has a served as a director of the Company since August 2022. Ms. Colón has been the owner of Cinmarc & Associates LLC, a public housing consulting firm, since 2018 and has served as its President since August 2021. Ms. Colón has also been the owner/operator Café de La Plaza, a restaurant located in Palmas del Mar, Puerto Rico, since 2009. From 2019 to 2021, Ms. Colón served as an investor relations specialist at OptimizeRX, a medical technology company. Ms. Colón’s experience as an entrepreneur and her marketing and investor relations experience led to her appointment as a director. Ms. Colon is also a lawyer in Puerto Rico and Florida.

Robert Lowry, Director

Mr. Lowry has served as a director of the Company since August 2022. Mr. Lowry has been the owner of Sebring Assisted Living Facility since 1998, and the owner of Homestead Assisted Living Facility since 2007. Mr. Lowry’s experience as a business entrepreneur and his experience in operational finance led to his appointment as a director.

Sanford Rich, Director

Mr. Rich serves as director and Audit Committee member of the Company since January 31, 2024. Since March 2012, Mr. Rich has served as a director of Aspen Group, Inc. and since November 29, 2019, as Audit Committee Chairman. From August 2, 2017 to June 23, 2019, Aspen Group, Inc. had its common stock listed on the Nasdaq Capital Market and from June 24, 2019 to March 23, 2023, Aspen Group, Inc. had its common stock listed on Nasdaq Global Market, after which it voluntarily withdrew to focus on its core business and save money. Since January 2016, Mr. Rich has served as the Executive Director of the New York City Board of Education Retirement System. Mr. Rich also served as a member of the Investor Advisory Group of the PCAOB for a term from June 1, 2022 to December 31, 2023. From November 2012 to January 2016, Mr. Rich served as the Chief of Negotiations and Restructuring for the Pension Benefit Guaranty Corporation (a United States Government Agency). Mr. Rich was selected as a director for his 40 years of experience in the financial sector and his experience serving on the audit committees of public companies.

Jeffrey Thompson, Director

Mr. Thompson has served as a director of the Company since inception in 2019. He served as the Company’s principal executive officer from inception until April 2022. Mr. Thompson has been President and Chief Executive Officer of Red Cat since May 15, 2019. Mr. Thompson was a director of Panacea Life Sciences Holdings, Inc. (OTCQB:PLSH), a producer and marketer of products made from industrial hemp (CBD), from January 2019 until April 2020. In 2016, Mr. Thompson founded Red Cat Propware Inc., a provider of cloud-based analytics, storage, and services for drone aircraft, and served as its Chief Executive Officer until May 15, 2019 when it was acquired by Red Cat. Mr. Thompson’s management and public company experience, his experience in the drone business and his role as President and Chief Executive Officer of Red Cat, led to his appointment as a director.

Composition of our Board of Directors

Our Board of Directors currently consists of five members. Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation or removal. There are no family relationships among any of our directors or executive officers.

Director Independence

Our Board has determined that all of our present directors are independent, in accordance with standards under the NYSE Listing Rules, other than Dr. Evans and Mr. Thompson. Our Board determined that, under the NYSE Listing Rules, Dr. Evans is not an independent director because he is the Chief Executive Officer of the Company. It has also been determined that Mr. Thompson is not an independent director, having previously been Chief Executive Officer of the Company in the last three years.

Our Board has determined that Mr. Lowry, Mr. Rich, and Ms. Colón are independent under the NYSE Listing Rules’ independence standards for Audit Committee members. Our Board has also determined that they are independent under the NYSE Listing Rules independence standards for Compensation Committee members and for Governance and Nominating committee members.

Committees of the Board of Directors

Audit Committee

The Audit Committee currently consists of Mr. Rich (Chair), Mr. Lowry, and Ms. Colón. Each member of the Audit Committee is an independent director as defined by the rules of the SEC and NYSE American. The Audit Committee has the sole authority and responsibility to select, evaluate and engage independent auditors for the Company. The Audit Committee reviews with the auditors and with the Company’s financial management all matters relating to the annual audit of the Company.

The Audit Committee monitors the integrity of our financial statements, monitors the independent registered public accounting firm’s qualifications and independence, monitors the performance of our internal audit function and the auditors, and monitors our compliance with legal and regulatory requirements. The Audit Committee also meets with our auditors to review the results of their audit and review of our annual and interim financial statements.

The Audit Committee plans to meet at least on a quarterly basis to discuss with management the annual audited financial statements and quarterly financial statements and meets from time to time to discuss general corporate matters.

Audit Committee Financial Expert

Our Board determined that Mr. Rich is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC, in compliance with the Sarbanes-Oxley Act of 2002.

Compensation Committee

The Compensation Committee currently consists of Mr. Lowry (Chair), Ms. Colón, and Mr. Rich each of whom are independent directors. Among other things, the Compensation Committee reviews, recommends and approves salaries and other compensation of the Company’s executive officers, and administers the Company’s Equity Incentive Plan (including reviewing, recommending and approving stock option and other equity incentive grants to executive officers).

The Compensation Committee will meet in executive session to determine the compensation of the Chief Executive Officer of the Company. In determining the amount, form, and terms of such compensation, the Committee will consider the annual performance evaluation of the Chief Executive Officer conducted by the Board in light of company goals and objectives relevant to Chief Executive Officer compensation, competitive market data pertaining to Chief Executive Officer compensation at comparable companies, and such other factors as it deems relevant, and is guided by, and seeks to promote, the best interests of the Company and its shareholders.

In addition, subject to existing agreements, the Compensation Committee is authorized to determine the salaries, bonuses, and other matters relating to compensation of the executive officers of the Company using similar parameters. It may set performance targets for determining periodic bonuses payable to executive officers. It is also authorized to review and make recommendations to the Board regarding executive and employee compensation and benefit plans and programs generally, including employee bonus and retirement plans and programs (except to the extent specifically delegated to a Board appointed committee with authority to administer a particular plan). In addition, the Compensation Committee approves the compensation of non-employee directors and reports it to the full Board.

The Compensation Committee also reviews and makes recommendations with respect to shareholder proposals related to compensation matters.

The Compensation Committee may, in its sole discretion and at the Company’s cost, retain or obtain the advice of a compensation consultant, legal counsel or other adviser. The Compensation Committee is directly responsible for the appointment, compensation and oversight of the work of any compensation consultant, legal counsel and other adviser retained by the committee.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee (the “Nominating Committee”) consists of Ms. Colón (Chair), Mr. Lowry, and Mr. Rich, each of whom meets the independence requirements of all other applicable laws, rules and regulations governing director independence, as determined by the Board.

The Nominating Committee has the authority to identify individuals qualified to become members of the Board, consistent with criteria approved by the Board; recommend to the Board the director nominees for the next annual meeting of shareholders at which directors are to be elected; recommend to the Board candidates to fill any vacancies on the Board; develops, recommend to the Board, and reviews the corporate governance guidelines applicable to the Company; and oversees the evaluation of the Board and management.

It is authorized to consider and recruit candidates to fill positions on the Board, including as a result of the removal, resignation or retirement of any director, an increase in the size of the Board or otherwise. The Nominating Committee has the authority to conduct, subject to applicable law, any and all inquiries into the background and qualifications of any candidate for the Board and such candidate’s compliance with the independence and other qualification requirements established by the Nominating Committee.

In selecting and recommending candidates for election to the Board or appointment to any committee of the Board, the Nominating Committee does not believe that it is appropriate to select nominees through mechanical application of specified criteria. Rather, the Nominating Committee shall consider such factors at it deems appropriate, including, without limitation, the following: personal and professional integrity, ethics and values; experience in corporate management, such as serving as an officer or former officer of a publicly-held company; experience in the Company’s industry; experience as a board member of another publicly-held company; diversity as required by the NYSE Rules; diversity of expertise and experience in substantive matters pertaining to the Company’s business relative to other directors of the Company; practical and mature business judgment; and composition of the Board (including its size and structure).

The Nominating Committee will develop and recommend to the Board a policy regarding the consideration of director candidates recommended by the Company’s shareholders and procedures for submission by shareholders of director nominee recommendations.

The Nominating Committee oversees the evaluation of the Board and management. It also develops and recommends to the Board a set of corporate governance guidelines applicable to the Company, which the Nominating Committee shall periodically review and revise as appropriate. In discharging its oversight role, the Nominating Committee is empowered to investigate any matter brought to its attention.

Board Diversity

While we do not have a formal policy on diversity, the Board considers diversity to include race, ethnicity, gender as well as the skill set, background, reputation, type and length of business experience of the Board members as well as a particular nominee’s contributions to that mix. The Board believes that diversity brings a variety of ideas, judgments and considerations that benefit the Company and its shareholders.  Although there are many other factors, the Board seeks individuals with experience on operating and growing businesses.

Board Leadership Structure

Allan Evans serves as the Chairman of the Board and actively interfaces with management, the Board and counsel regularly. We believe that Mr. Evans’s experience as an entrepreneur and Chief Executive Officer of a drone company will help the Company with the challenges faced by us at this stage – closing the acquisition of Fat Shark and Rotor Riot and this Offering as well as implementing our business and marketing plans, integrating the acquisitions, continuing and managing our growth. We believe that Mr. Evans, Mr. Thompson and the other members of the Board will assist the Company’s management with both the operational aspects as well as the strategic aspects of our business.

Board Risk Oversight

The Company’s risk management function is overseen by the Board. The Company’s management keeps the Board apprised of material risks and provides its directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect us, and how management addresses those risks. Allan Evans, Chairman of the Board, works closely together with the other members of the Board when material risks are identified on how to best address such risks. If the identified risk poses an actual or potential conflict with management, the Company’s independent directors may conduct the assessment. Presently, the primary risks affecting us are our liquidity and the lack of revenue.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past 10 years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K of the SEC.

Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of the Company’s employees, including the Company’s Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to the Company’s directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations and the prompt reporting of illegal or unethical behavior, and accountability for adherence to the Code of Ethics. We will provide a copy, without charge, to anyone that requests a copy of our Code of Ethics in writing by contacting 151 Calle De San Francisco, Ste 200 PMB 2106, San Juan, Puerto Rico, 00901-1607, Attention: Corporate Secretary.

Insider Trading Arrangements and Policies

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules, and regulations. As part of this commitment, we have adopted our Insider Trading Compliance Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Compliance Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the year ended December 31, 2023.

Hedging

Under the Company’s Insider Trading Policy, all officers, directors and certain identified employees are prohibited from engaging in hedging transactions.

Clawback Policy

Additionally, our Board has adopted a policy relating to recovery of erroneously awarded compensation (a “Clawback Policy”) in accordance with the rules of the NYSE, to recoup “excess” incentive compensation, if any, earned by current and former executive officers during a three year look back period in the event of a financial restatement due to material noncompliance with any financial reporting requirement under the securities laws (with no fault required). Our Clawback Policy is filed as Exhibit 97.1 to this Annual Report on Form 10-K for the year ended December 31, 2023.

Item 11.	Executive Compensation.

Executive Compensation Overview

As an “emerging growth company,” we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act.

This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer during our fiscal year 2023. Our named executive officers, or the Named Executive Officers, for the year ended December 31, 2023, are:

•	Allan Evans, our Chief Executive Officer;

•	Brandon Torres Declet, our former Chief Executive Officer; and

•	Brian Hoff, our Chief Financial Officer

Unusual Machines Summary Compensation Table Year Ended December 31, 2023

The following table contains information about the compensation paid to or earned by each Officer (each a “Named Executive Officer”) with during the two most recently completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($)	All Other Compensation ($) (2)	Total ($)
Allan Evans (1)	2023	20,833	–	–	–	–	20,833
Chief Executive Officer	2022	–	–	–	–	–	–

Brandon Torres Declet (2)	2023	229,167	–	64,344	–	62,500	356,011
Former Chief Executive Officer	2022	80,000	–	–	–	–	80,000

Brian Hoff (3)	2023	250,000	–	–	–	–	250,000
Chief Financial Officer	2022	41,667	–	–	–	–	41,667

________________________

(1)	Mr. Evans was appointed Chief Executive Officer in December 2023 and did not serve during the 2022 fiscal year.

(2)	Mr. Declet was appointed Chief Executive Officer in May 2022 and resigned from the Board and as Chief Executive Officer in November 2023. Mr. Declet did not serve during the 2021 fiscal year. Mr. Declet executed a termination agreement pursuant to which he received three months of salary as severance and three months of medical and insurance premiums. Mr. Declet received 16,086 shares of our common stock.

(3)	Mr. Hoff was appointed Chief Financial Officer in November 2022.

Fat Shark and Rotor Riot Summary Compensation Information

Set forth below is summary compensation information similar to that set forth above, but reflecting amounts paid, payable or allocable to Fat Shark or Rotor Riot for executive officers of one or both of those entities who exceeded the enumerated threshold and which the Company anticipates hiring as an executive officer of the Company (directly or through Fat Shark or Rotor Riot) in connection with the acquisition of those entities in the Business Combination (the “Business Combination Officers”). The compensation information relates to the fiscal year end April 30, 2023 and 2022, respectively. Mr. Camden was appointed our Chief Operating Officer on March 4, 2024.

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non- equity incentive plan compensation ($)	All Other Compensation ($)	Total ($)
Andrew Camden	2023	90,000	–	–	–		–	–	90,000
President of Rotor Riot	2022	72,500	–	–	259,483	(2)	–	–	331,983

_________________

(1)	Represents principal position(s) held at Red Cat, Fat Shark and/or Rotor Riot.
(2)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of 10-year options to purchase 100,000 shares of Red Cat common stock at an exercise price of $2.60, which become fully vested on June 7, 2024.

Outstanding Equity Awards at December 31, 2023

There were no outstanding equity awards held by our Named Executive Officers as of December 31, 2023.

Employment Agreements

Employment Agreement with Dr. Allan Evans, Chief Executive Officer

On November 27, 2023, the Company and Dr. Allan Evans entered into an Offer Letter (the “Offer Letter”) under which Dr. Evans serves as the Company’s Chief Executive Officer effective December 4, 2023. The Offer Letter provides that Dr. Evans receives: (i) an annual base salary of $250,000, subject to annual review; (ii) eligibility to earn an annual bonus at the sole discretion of the Company’s Board; (iii) a grant of restricted stock units (“RSUs”) equal to 5% of the outstanding common stock of the Company, vesting on the earlier of (a) a secondary offering, (b) a Change of Control event as defined in Treasury Regulation Section 1.409A-3(i)(5), or (c) the one year anniversary of the signing of the Offer Letter; and (iv) eligibility to participate in employee benefit plans and programs.

The Company and Dr. Evans have agreed to negotiate an acceptable Employment Agreement consistent with the terms of the Offer Letter. The Employment Agreement (“Employment Agreement”) shall be for a term of at least two years. The Employment Agreement will contain a non-compete provision that for a period of 12 months after Dr. Evans is no longer employed by the Company, he will not, directly or indirectly, either as proprietor, stockholder, partner, officer, employee or otherwise, distribute, sell, offer to sell, or solicit any orders for the purchase or distribution of any products or services which are similar to those distributed, sold or provided by the Company during the 12 months preceding his termination of employment with the Company, to or from any person, firm or entity which was a customer of the Company during the 12 months preceding such termination of employment. This section in his Employment Agreement may not be waived by the Company without the consent of Red Cat.

Employment Agreement with Brian Hoff, Chief Financial Officer

The Employment Agreement with Mr. Hoff effective November 1, 2022 provides that he will serve as the Chief Financial Officer of the Company on an at will basis. In August 2023, the Employment Agreement was amended (the “First Hoff Amendment”) to increase the percentage of RSUs from 1% to 3% (as discussed below). Pursuant to his Employment Agreement, Mr. Hoff receives an annual base salary of $250,000. In addition, Mr. Hoff’s Employment Agreement entitles him to the following:

•	Eligibility to earn an annual bonus of 50% of his annual base salary based on key performance indicators, as set forth in a bonus plan that is to be established, approved, administered and determined by the Board and the Chief Executive Officer.

•	A cash and/or equity bonus of up to $125,000 upon the closing of each successful acquisition with the closing of this Offering, he will receive a $125,000 bonus.

•	A cash bonus and/or equity bonus equal to up to $125,000 upon the completion of a capital raise event, defined as a second offering, a private placement offering, an at-the-market offering, a private investment in public equity offering.

•	A grant of RSUs equal to 3% of the outstanding common stock of the Company (after giving effect to the First Hoff Amendment). The RSUs will vest on the earlier of (i) a secondary offering, (ii) a Change of Control event as defined in Treasury Regulation Section 1.409A-3(i)(5), or (iii) the one year anniversary of the consummation of the Offering. This grant becomes effective upon the earlier to occur of 30 days following (i) the closing of the Fat Shark and Rotor Riot acquisition and (ii) the date on which the Company reasonably determines not to proceed with the acquisition.

Additionally, under his Employment Agreement, if Mr. Hoff is terminated by the Company without Cause or terminates his employment for Good Reason, he will be entitled to six months’ annual base salary and COBRA premiums, as well as accelerated vesting of 100% of the then unvested RSUs, if applicable.

For this purpose, Good Reason is generally defined as (i) any reduction in his base salary, (ii) any material diminution of his authorities, titles or offices, (iii) being required to report to anyone other than the Chief Executive Officer, (iv) a request by the Company to relocate, or (v) material breach of his Employment Agreement without cure after 30 days’ written notice.

Cause is generally defined as (i) failure to perform his material duties under the Employment Agreement, following 30 days’ written notice without cure, (ii) willful misconduct or gross negligence or breach of a fiduciary duty owed to the Company, (iii) conviction of our guilty pleas to a felony or other criminal offense involving moral turpitude, (iv) any act or omission involving dishonesty, disloyalty, or fraud causing or reasonably expected to cause significant economic harm to the Company, or (v) material breach of his Employment Agreement without cure after 30 days’ written notice.

Employment arrangement with Andrew Camden, Chief Operating Officer

Our Board of Directors appointed Mr. Camden, Chief Operating Officer on March 4, 2024, and agreed to pay him a salary of $150,000 per year.

Non-Employee Director Compensation

Our non-employee directors did not receive any cash or equity compensation from the Company for the year ended December 31, 2023.

Following our February 2024 IPO, our board of directors approved compensation for our non-employee directors. Our non-employee directors will receive annual aggregate compensation of $60,000 for service on the board which will be comprised of cash and equity grants. Additional compensation for the chairperson members as set forth below. All cash payments and equity grants will be made semi-annual in arrears.

•	Audit Committee Chair: $5,000

•	Compensation Committee Chair: $5,000

•	Nominating and Governance Committee Chair: $5,000

All equity grants issued to our non-employee directors will be granted under our 2022 Equity Incentive Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 21, 2024 by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors; (iii) each of our Named Executive Officers; and (iv) all executive officers and directors as a group.

Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder's address is c/o Unusual Machines, Inc., 4667 LB McLeod Rd., Suite J, Orlando Florida, 32811.

The percentages below are calculated based on 9,083,341 shares of common stock issued and outstanding as of March 21, 2024.

Name and Address of Beneficial Owner	Title of Class	Amount of Shares Beneficially Owned (2)	Percentage of Beneficial Ownership
Named Executive Officers and Directors:
Allan Evans	Common Stock	–	–%
Brian Hoff	Common Stock	–	–%
Jeffrey Thompson	Common Stock	328,500	3.62%
Sanford Rich	Common Stock	–	–%
Robert Lowry	Common Stock	–	–%
Cristina Colón	Common Stock	–	–%
All executive officers and directors as a group (6 persons)	Common Stock	328,500	3.62%
Other 5% Holders
Red Cat Holdings (1)	Common Stock	4,250,000	46.79%

(1)	Mr. Thompson is the Chief Executive Officer of Red Cat. We have been informed by Red Cat’s counsel that Mr. Thompson is not deemed to be the beneficial owner of the shares beneficially owned by Red Cat and that the Red Cat board of directors will have voting power and investment power for the shares that will be held by Red Cat. Address is 15 Ave. Munoz Rivera Ste 2200, San Juan, PR 00901. As of the date of this Annual Report, the Red Cat board of directors is comprised of Jeffrey Thompson, Joseph Freedman, Christopher Moe, and Nicholas Liuzza.

(2)	The numbers and percentages outstanding in these columns, exclude:

a.	1,461,876 shares of our common stock available for future issuance under the Company’s 2022 Equity Incentive Plan, which includes shares of common stock deliverable under grants of Restricted Stock Units since the underlying common stock cannot be delivered within 60 days of the date of this Information Statement to our executives;
b.	62,500 shares of our common stock issuable upon the exercise of warrants to Dominari Securities LLC (the “Representative’s Warrants”). The Representative’s Warrants can be exercised at any time, and from time to time, in whole or in part, during the five-year period commencing 180 days following February 16, 2024.
c.	600,000 shares, issuable upon conversion of Series B preferred stock. The Series B preferred stock can be converted to common stock upon written notice to the Company.

Item 13.	Certain Relationships and Related Party Transactions and Director Independence

The following is a description of transactions since January 1, 2020, to which we were a party or will be party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest. As permitted by the SEC rules, discussion of employment relationships or transactions involving the Company’s executive officers and directors, and compensation solely resulting from such employment relationships or transactions, or service as a director of the Company, as the case may be, has been omitted to the extent disclosed in the Executive Compensation or the Director Compensation section of this annual report, as applicable.

On December 8, 2023, our former Chief Executive Officer, Brandon Torres Declet, and the Company executed a termination agreement (the “Termination Agreement”) pursuant to which Mr. Declet received three months of salary severance and three months of medical and insurance premiums. In lieu of 603,208 RSUs that Mr. Declet was to be granted post IPO, Mr. Declet received 16,086 shares of our common stock in January 2024.

On September 10, 2021, our founder and former Chief Executive Officer Jeffrey Thompson subscribed for 2,400,000 shares of our common stock for a total subscription price of $24,000. Mr. Thompson subsequently subscribed for an additional 52,000 shares of our common stock on September 14, 2021 for an additional $26,000.

In November 2022, we entered into the Purchase Agreement, as amended with Red Cat and Jeffrey Thompson, the Company’s former Chief Executive Officer and President and current director, pursuant to which, among other things, Mr. Thompson and the Company have agreed to indemnification obligations, which shall survive for a period of nine months, subject to certain limitations, which includes a basket of $250,000 before any claim can be asserted and a cap equal to the value of 100,000 shares of our common stock owned by him to secure any indemnification obligations, which stock is our sole remedy, except for fraud. Mr. Torres Declet negotiated the terms of the Purchase Agreement on an arms’ length basis with Joe Freedman who was the head of Red Cat’s Special Committee. The transaction was ultimately approved by the Company’s and Red Cat’s board of directors. On March 8, 2023, a majority of the disinterested Red Cat shareholders approved the transactions contemplated in the Purchase Agreement in a special meeting. Mr. Thompson recused himself from such vote.

In November 2020, Red Cat acquired Fat Shark Holdings for a total purchase price of $8.4 million. In January 2020, Red Cat acquired Rotor Riot for a total purchase price of $2.0 million.

Since July 2017, Fat Shark has used Shenzhen Fatshark Co, Ltd., referred to herein as the “Supplier,” a drone manufacturing company located in Shenzhen, China, as its primary contract manufacturer for Fat Shark’s drone products. In exchange for the Supplier’s manufacturing services with respect to these products, Fat Shark pays the Supplier amounts equal to 115% of the sum of the bill of material and the labor costs for such production. Ms. Molly Mo, a majority owner of the Supplier, is the wife of Greg French, the founder of Fat Shark. Since January 1, 2020, Fat Shark has paid or accrued a total of $12,503,126 in purchase orders to the Supplier. As of December 31, 2023, Fat Shark owed the related party Supplier $66,815, which does not include unfilled purchase orders of approximately $1.29 million. The unfilled purchase orders relate to anticipated inventory purchases and the timing of fulfilling those purchase orders depends on sales and inventory levels.

Item 14.	Principal Accountant Fees and Services

BF Borgers, CPA, PC audited our financial statements for the fiscal year ended December 31, 2023, in addition to the stand alone financial statement audits for Fat Shark and Rotor Riot in connection with our IPO.

Independent Registered Public Accounting Firm Fees

The following is a summary and description of fees incurred by BF Borgers, CPA, PC for the fiscal year ended December 31, 2023 and 2022.

	2023	2022
Audit fees(1)	$390,500	$27,500
Tax fees	–	–
All other fees	–	–
Total fees	$390,500	$27,500

________________________

(1) Audit fees consist of fees for the audit of our annual financial statements and the quarterly reviews of our interim financial statements in connection with our IPO, in addition, it consists of the stand alone audits related to Fat Shark and Rotor Riot annual financial statements and the stand alone quarterly reviews of Fat Shark and Rotor Riot financial statements in connection with our IPO. We expect these fees to be reduced now that we have consummated our IPO and will provide consolidated annual financial statement audits and quarterly interim reviews.

Audit Committee Pre-approval Policy and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to the pre-approval procedure described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)        1. Financial Statements

For a list of the financial statements included herein, see Index to the Financial Statements on page 51 of this Annual Report, incorporated into this Item by reference.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the financial statements or the notes thereto.

(b)  Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date
1.1	Form of Underwriting Agreement, dated February 14, 2024, by and between Unusual Machines, Inc. and Dominari Securities, LLC +		8-K	1.1	2/16/24
3.1	Articles of Incorporation		S-1/A	3.1	6/14/23
3.1(a)	Certificate of Amendment – Reverse Stock Split		S-1/A	3.1	8/7/23
3.2	Bylaws		S-1/A	3.2	6/14/23
4.1	Senior Secured Convertible Promissory Note		S-1	4.1	3/14/23
4.2	Certificate of Designation of Series A Convertible Preferred Stock		S-1	4.2	3/14/23
4.3	Certificate of Designation of Series B Convertible Preferred Stock		S-1	4.3	3/14/23
4.4	Form of Promissory Note		S-1/A	4.3	12/15/23
4.5	Revised Form of Representatives Warrant		S-1/A	10.7	2/1/24
4.6	Form of Representatives Warrant		8-K	4.1	2/16/24
4.7	Description of Securities	(1)
10.1	Share Purchase Agreement+		S-1	10.1	3/14/23
10.1(a)	Amended and Restated Amendment No. 1 to Share Purchase Agreement		S-1/A	10.2	5/3/23
10.1(b)	Amendment No. 2 to Share Purchase Agreement		S-1/A	10.3	8/7/23
10.1(c)	Amendment No. 3 to Share Purchase Agreement		S-1/A	10.4	9/19/23
10.1(d)	Amendment No. 4 to Share Purchase Agreement		S-1/A	10.5	12/15/23
10.2	Security Agreement		S-1	10.3	3/14/23
10.3	Employment Agreement with Brian Hoff #+		S-1	10.6	3/14/23
10.3(a)	Form of Amendment No. 1 to the to Employment Agreement with Brian Hoff #		S-1/A	10.11A	8/7/23
10.4	Form of Patent Assignment		S-1/A	10.6	8/7/23
10.5	Form of Trademark Assignment		S-1/A	10.7	8/7/23

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date
10.6	Form of Non-Compete Agreement		S-1/A	10.8	8/7/23
10.7	Form of Restricted Stock Unit Agreement		S-1/A	10.18	8/7/23
10.8	Revised Form of Registration Rights Agreement		S-1/A	10.6	12/15/23
10.9	Amended 2022 Equity Incentive Plan #		S-1/A	10.11	12/15/23
10.10	Employment Offer Letter with Dr. Allan Evans		S-1/A	10.21	12/15/23
10.11	Brandon Torres Declet Termination and Release Agreement		S-1/A	10.22	12/15/23
10.12	Form of Lock-up Agreement		S-1/A	10.14	2/1/24
10.13	Form of Lock-up Agreement – Jeffrey Thompson		S-1/A	10.15	2/1/24
10.14	Allan Evans Non-Compete Agreement		8-K	10.9	2/22/24
14.1	Code of Ethics		S-1/A	10.17	8/7/23
19.1	Insider Trading Compliance Policy	(1)
21.1	List of Subsidiaries		S-1/A	21.1	5/3/23
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)
97.1	Clawback Policy	(1)
101.INS	Inline XBRL Instance Document	(1)
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	(1)

+ #

Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC Staff upon request.

Indicates management contract or compensatory plan, contract or agreement.

(1)	Filed herein
(3)	Furnished herein.

Item 16.	Form 10-K Summary

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Unusual Machines, Inc.

By:	/s/ Allan Evans
Allan Evans Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ Brian Hoff
Brian Hoff Chief Financial Officer

Date: March 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

SIGNATURE	TITLE	DATE

/s/ Allan Evans	Chief Executive Officer, President and Director	March 22, 2024
Allan Evans	(Principal Executive Officer)

/s/ Brian Hoff	Chief Financial Officer	March 22, 2024
Brian Hoff	(Principal Financial and Accounting Officer)

/s/ Cristina Colón	Director	March 22, 2024
Cristina Colón

/s/ Robert Lowry	Director	March 22, 2024
Robert Lowry

/s/ Sanford Rich	Director	March 22, 2024
Sanford Rich

/s/	Director	March 22, 2024
Jeffrey Thompson

