Form 10-Q
period 2024-03-31
Unusual Machines, Inc.
filed 2024-05-15
CIK 1956955

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

Or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File No. 333-270519

Unusual Machines, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	66-0927642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4677 L B McLeod Rd Suite J Orlando, FL	32811
Address of Principal Executive Offices	Zip Code

(855) 921-4600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.01 per share	UMAC	NYSE American

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐  No ☒

As of May 15, 2024, 9,333,341 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

UNUSUAL MACHINES, INC.

2024 QUARTERLY REPORT ON FORM 10-Q

Unless we state otherwise or the context otherwise requires, the terms “Unusual Machines,” “we,” “us,” “our” and the “Company” refer to Unusual Machines, Inc., a Nevada corporation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include the factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Unusual Machines, Inc.

Consolidated Condensed Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,208,606	$894,773
Accounts receivable	1,933	–
Inventory	1,641,839	–
Prepaid inventory	998,254	–
Deferred offering costs	–	512,758
Other current assets	278,258	120,631
Total current assets	6,128,890	1,528,162

Non-current assets:
Property and equipment, net	1,083	1,254
Operating lease right-of-use assets	373,131	–
Goodwill and intangible assets	17,666,162	–
Other non-current assets	59,426	–
Total non-current assets	18,099,802	1,254

Total assets	$24,228,692	$1,529,416

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$455,764	$114,497
Operating lease liabilities	59,946	–
Deferred revenue	176,268	–
Total current liabilities	691,978	114,497

Long-term liabilities
Convertible note	2,000,000	–
Operating lease liabilities – long term	313,896	–

Total liabilities	3,005,875	114,497

Commitments and contingencies (See note 12)

Stockholders’ equity:
Series B preferred stock - $0.01 par value, 10,000,000 authorized and 70 and 190 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1	2
Common stock - $0.01 par value, 500,000,000 authorized and 9,333,341 and 3,217,255 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	93,334	32,173
Additional paid in capital	25,568,529	4,715,790
Accumulated deficit	(4,439,047)	(3,333,046)
Total stockholders’ equity	21,222,817	1,414,919

Total liabilities and stockholders’ equity	$24,228,692	$1,529,416

See accompanying condensed unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statement of Operations

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Sales	$618,915	$–

Cost of goods sold	414,748	–

Gross profit	204,167	–

Operating expenses:
Operations	112,322	–
Research and development	16,796	–
Selling and marketing	157,058	–
General and administrative	998,874	588,516
Depreciation and amortization	5,470	381
Total operating expenses	1,290,519	588,897

Loss from operations	(1,086,352)	(588,897)

Other income and (expense):
Interest expense	(19,649)	–
Total other income and (expense)	(19,649)	–

Net loss before income tax	(1,106,001)	(588,897)

Income tax benefit (expense)	–	–

Net loss	$(1,106,001)	$(588,897)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.18)	$(0.17)

Weighted average common shares outstanding
Basic and diluted	6,065,857	3,412,255

See accompanying condensed unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

Three Months Ended March 31, 2023

	Series B, Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2022	140	$1	3,392,250	$33,923	$4,714,041	$(1,538,591)	$3,209,374

Issuance of common shares	–	–	75,000	750	(750)	–	–
Net loss	–	–	–	–	–	(588,897)	(588,897)

Balance, March 31, 2023	140	$1	3,467,250	$34,673	$4,713,291	$(2,127,488)	$2,620,477

Three Months Ended March 31, 2024

	Series B, Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2023	190	$2	3,217,255	$32,173	$4,715,790	$(3,333,046)	$1,414,919

Issuance of common shares as settlement	–	–	16,086	161	64,183	–	64,344
Issuance of common shares, initial public offering, net of offering costs	–	–	1,250,000	12,500	3,837,055	–	3,849,555
Issuance of common shares, business combination	–	–	4,250,000	42,500	16,957,500	–	17,000,000
Conversion of preferred shares	(120)	(1)	600,000	6,000	(5,999)	–	–
Net loss	–	–	–	–	–	(1,106,001)	(1,106,001)

Balance, March 31, 2024	70	$1	9,333,341	$93,334	$25,568,529	$(4,439,047)	$21,222,817

See accompanying condensed unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statement of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,106,001)	$(588,897)
Depreciation and amortization	5,470	381
Share-based compensation expense	64,344	–
Change in assets and liabilities:
Accounts receivable	4,865	–
Inventory	148,765	–
Prepaid inventory	(377,144)	–
Deferred offering costs	–	(70,268)
Other assets	(46,866)	11,250
Accounts payable and accrued expenses	53,722	105,086
Operating lease liabilities	(4,586)	–
Customer deposits and other current liabilities	61,827	–
Net cash used in operating activities	(1,195,604)	(542,448)

Cash flows from investing activities
Cash portion of consideration paid for acquisition of businesses, net of cash received	(852,876)	–
Net cash used in investing activities	(852,876)	–

Cash flows from financing activities:
Proceeds from issuance of common shares	5,000,000	–
Common share issuance offering costs	(637,687)	–
Net cash provided by financing activities	4,362,313	–

Net increase (decrease) in cash	2,313,833	(542,448)

Cash, beginning of period	894,773	3,099,422

Cash, end of period	$3,208,606	$2,556,974

Supplemental disclosures of cash flow information:
Non-cash consideration paid for assets acquired and liabilities assumed	$19,000,000	$–
Deferred acquisition costs	$100,000	$–
Deferred offering costs recorded as reduction of proceeds	$512,758	$–

See accompanying condensed unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

For the Period Ended March 31, 2024

Note 1 – Organization and nature of business

Unusual Machines, Inc. (“the Company”) is a Nevada corporation engaged in the commercial drone industry. The Company was originally formed as a limited liability company registered with the Department of State under the laws of the Commonwealth of Puerto Rico on July 11, 2019. On April 22, 2024, the Company reincorporated as a Nevada corporation.

On February 16, 2024, the Company closed its Initial Public Offering (the “IPO”) of 1,250,000 shares of common stock at a public offering price of $4.00 per share (“IPO Price”). The shares are traded on NYSE American. Simultaneous with the closing of the IPO, the Company acquired Fat Shark Holdings Ltd. (“Fat Shark”) and Rotor Riot, LLC (“Rotor Riot”) from Red Cat Holdings, Inc. (“Red Cat”). (See Note 3).

Note 2 – Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries, Fat Shark and Rotor Riot since the acquisitions on February 16, 2024. Intercompany transactions and balances have been eliminated upon consolidation.

Unaudited interim financial information

The consolidated condensed financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report, as is permitted by such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The results for any interim period are not necessarily indicative of results for any future period.

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

The financial statements include some amounts that are based on management's best estimates and judgments. Significant estimates reflected in these financial statements include those used to (i) determine stock-based compensation, (ii) the fair value of assets acquired and liabilities assumed in business combinations and the value of shares issued as consideration, (iii) reserves and allowances related to accounts receivable, inventory and sales, (iv) the evaluation of long-term assets, including goodwill, for impairment, (v) the fair value of lease liabilities and related right of use assets, and (vi) the warranty liability.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash deposits in multiple commercial banks and financial services companies. These financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. At March 31, 2024 and December 31, 2023, the Company had approximately $2.8 million and $0.6 million, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of the financial institutions with which it invests.

Accounts Receivable, net

The Company carries its accounts receivable at invoiced amounts. Upon the closing of the acquisitions in February 2024 when we acquired accounts receivable, the Company adopted ASC 326, Financial Instruments – Credit Losses, which the Company evaluates all credit losses as of the reporting date. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a history of past write-offs and collections and current credit conditions. Accounts are written-off as uncollectible at the discretion of management. At March 31, 2024 and December 31, 2023, the Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established.

Inventory

Inventories, which consist of finished goods, are stated at the lower of cost or net realizable value, and are measured using the first-in, first-out method. Cost components include direct materials and direct labor, as well as in-bound freight. At each balance sheet date, the Company evaluates the net realizable value of its inventory using various reference measures including current product selling prices, as well as evaluating for excess quantities and obsolescence.

Deferred offering costs

The Company deferred direct incremental costs associated with its IPO. The Company capitalized $127,687 and $70,268 during the three months ended March 31, 2024 and 2023, respectively and the deferred offering costs were $512,758 as of December 31, 2023. Deferred offering costs consist of primarily legal, advisory, and consulting fees incurred in connection with the formation and preparation of the IPO. After consummation of the IPO, total deferred offering costs of $640,445 were recorded as a reduction to additional paid-in capital generated as a result of the offering.

Property and equipment, net

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from two to five years.

Leases

The Company has adopted Accounting Standards Codification (ASC) 842, “Leases” which requires the recognition of assets and liabilities associated with lease agreements. As of February 16, 2024, the date of the acquisition, the Company recognized a lease liability obligation of $378,430 and a right-of-use asset for the same amount related to the lease in Orlando, FL.

The Company determines if a contract is a lease or contains a lease at inception. Operating lease liabilities are measured, on each reporting date, based on the present value of the future minimum lease payments over the remaining lease term. The Company's leases do not provide an implicit rate. Therefore, the Company used an effective discount rate of 11.49% based on its last debt financings. Operating lease assets are measured by adjusting the lease liability for lease incentives, initial direct costs incurred and asset impairments. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term with the operating lease asset reduced by the amount of the expense. Lease terms may include options to extend or terminate a lease when they are reasonably certain to occur.

Goodwill and Long-lived Assets

Goodwill represents the future economic benefit arising from other assets acquired in an acquisition that are not individually identified and separately recognized. The Company tests goodwill for impairment in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other, (“ASC 350”). Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. ASC 350 provides that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if an entity concludes otherwise, then it is required to perform an impairment test. The impairment test involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than book value, then an impairment loss is recognized in an amount equal to the amount that the book value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

The estimate of fair value of a reporting unit is computed using either an income approach, a market approach, or a combination of both. Under the income approach, we utilize the discounted cash flow method to estimate the fair value of a reporting unit. Significant assumptions inherent in estimating the fair values include the estimated future cash flows, growth assumptions for future revenues (including gross margin, operating expenses, and capital expenditures), and a rate used to discount estimated future cash flow projections to their present value based on estimated weighted average cost of capital (i.e., the selected discount rate). Management’s assumptions are based on historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management’s plans. Under the market approach, fair value is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate and consider risk profiles, size, geography, and diversity of products and services.

The Company reviews long-lived assets, including tangible assets and other intangible assets with definitive lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”. ASC 360 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

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

Warranty Liability

Fat Shark products are warranted against defects in materials and workmanship for a period of two years from the date of shipment. If a defect arises during the warranty period, Fat Shark will either (i) repair the affected product at no charge using new parts or parts that are equivalent to new in performance and reliability; (ii) exchange the affected product with a functionally equivalent product; or (iii) refund the original purchase price for the affected product. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 24 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying consolidated balance sheets and amounted $66,025 as of March 31, 2024, which was acquired as a part of the acquisitions in February 2024.

Rotor Riot does not provide any warranty of any kind for any of the equipment it sells or otherwise distributes. Consumers assume all risk for any products purchased or received from Rotor Riot.

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

The Company receives revenues from the sale of products from both retail distributers and individual consumers. Sales revenue is recognized when the products are shipped and the price is fixed or determinable, no other significant obligations of the Company exist and collectability is probable. Revenue is recognized when the title to the products has been passed to the customer, which is the date the products are shipped to the customer. This is the date the performance obligation has been met.

Deferred Revenue

Deferred revenue relates to (i) orders placed, but not yet fulfilled and (ii) customer tickets purchased related to the Company’s Rampage event, in which tickets are sold in advance and recognized when the event takes place. All deferred revenue is expected to be recognized within one year. Deferred revenue related to orders placed, but not yet fulfilled totaled $82,943 and $0 as of March 31, 2024 and December 31, 2023, respectively. Deferred revenue related to the Company’s Rampage event totaled $93,325 and $0 as of March 31, 2024 and December 31, 2023, respectively.

Cost of Goods Sold

Cost of goods sold includes inventory costs, direct packaging costs and production related depreciation, if any.

Shipping and Handling Costs

Shipping and handling costs incurred for product shipped to customers are included in general and administrative expenses and amounted to $23,475 since February 16, 2024, the date of the acquisition, through March 31, 2024. The Company did not incur and shipping and handling costs in the three months ended March 31, 2023. Shipping and handling costs charged to customers are included in sales.

Research and Development

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs, materials, and a proportionate share of overhead costs.

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

The Company’s current provision for the three months ending March 31, 2024 and 2023 consisted of a tax benefit against which we applied a full valuation allowance, resulting in no current provision for income taxes. Since the Company has not generated an operating profit since inception, there are no deferred tax assets as of March 31, 2024 and December 31, 2023.

Stock-Based Compensation

Stock options are valued using the estimated grant-date fair value method of accounting in accordance with ASC Topic 718, Compensation – Stock Compensation. Fair value is determined based on the Black-Scholes Model using inputs reflecting our estimates of expected volatility, term and future dividends. The Company recognizes forfeitures as they occur. The fair value of restricted stock is based on our quoted stock price on the date of grant. Compensation cost is recognized on a straight-line basis over the service period which is the vesting term.

Warrants

The Company accounts for warrants to purchase shares of its common stock in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The Company classifies warrants issued for the purchase of shares of its common stock as either equity or liability instruments based on an assessment of the specific terms and conditions of each respective contract. The assessment considers whether the warrants are freestanding financial instruments or embedded in a host instrument, whether the warrants meet the definition of a liability pursuant to ASC 480, whether the warrants meet the definition of a derivative under ASC 815, and whether the warrants meet all of the requirements for equity classification under ASC 815. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants classified as liabilities are recognized as a non-cash gain or loss in the consolidated statements of operations and comprehensive loss.

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

Segment Reporting

Since the acquisitions of Fat Shark and Rotor Riot, the Company operates with one reportable segment. The Company bases its reportable segment based on how our Chief Operating Decision Maker manages the business, makes resource allocations and operating decisions, and evaluates operating performance.

Recent Accounting Pronouncements

In November 2023, new accounting guidance was issued that updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (the “CODM”) and included within each reported measure of a segment's profit or loss. This new guidance also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The new guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The new guidance is required to be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. On January 1, 2024, the Company adopted ASC 280, Segment Reporting. The Company currently operates a single segment and the Company does not anticipate any net effect related to the adoption.

In December 2023, new accounting guidance was issued related to income tax disclosures. The new guidance requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The new guidance is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This new guidance will likely not result in additional required disclosures when adopted.

Note 3 – Acquisitions

Fat Shark and Rotor Riot

On February 16, 2024, the Company closed on the acquisitions of both Fat Shark and Rotor Riot from Red Cat and Jeffrey Thompson, the founder and Chief Executive Officer of Red Cat (the “Business Combination”) (See Note 11 – Related Party Transactions for additional information). Fat Shark and Rotor Riot are in the business of designing and marketing consumer drones and first-person-view (“FPV”) goggles. Rotor Riot is also a licensed authorized reseller of consumer drones manufactured by third-parties.

The Company specializes in the production and sale of small drones and essential components and with the acquisitions of Fat Shark and Rotor Riot, it brings brand recognition and a strong curated retail channel in the FPV drone market segment. This Business Combination is a realization of the Company’s strategy to build its business both organically and through strategic acquisitions that leverage our retail business to onshore production of critical drone components. With the transition to onshoring production of drone components, the Company intends to expand into B2B channels for customers that require a domestic supply chain.

The Business Combination was based on a share purchase agreement (the “Purchase Agreement”) that was executed on November 21, 2022. From November 21, 2022 to February 16, 2024, the Purchase Agreement was subject to several amendments. Under the terms of the Purchase Agreement, as amended, the consideration paid for the acquired assets consisted of (i) $1.0 million in cash and a cash deposit of $0.1 million made in 2022, (ii) issuance of a $2.0 million 18 month promissory note to Red Cat (see Note 8 “Debt” for further details), and (iii) the issuance of 4,250,000 shares of the Company’s common stock, which represented approximately 48.66% of the outstanding common stock of the Company on February 16, 2024, after the effect of the issued shares (collectively the “Consideration Paid”). The Company has currently valued the Red Cat common stock at $4.00 per share which represents the IPO price of the Company’s common stock on February 15, 2024. Accordingly, the value of the Consideration Paid is equal to $20,100,000.

The acquisitions met the definition of a business combination under ASC 805, Business Combinations, and therefore the assets acquired and liabilities assumed are accounted for at fair value. The Company has not completed its evaluation of the fair value of assets acquired and liabilities assumed of Fat Shark and Rotor Riot for the purpose of its 2024 fiscal year financial reporting and as such has not fully determined the unallocated purchase price between goodwill and other intangible assets. Such amounts are subject to adjustment during the one-year measurement period and the purchase price may be subject to a working capital adjustment (See Note 12).

The following represents the fair value allocation of Fat Shark and Rotor Riot Purchase Price:

Cash	$147,124
Accounts receivable (approximates contractual value)	6,798
Inventories (on hand and prepaid)	2,611,583
Other current assets	10,892
Right of use asset - operating	378,430
Other long-term assets	59,426
Goodwill and intangible assets (unallocated purchase price)	17,666,162

Total assets	20,880,415

Accounts payable and accrued liabilities	287,544
Customer deposits	114,441
Operating lease liability – current and long-term	378,430
Total liabilities	780,415

Total purchase price	$20,100,000

Initial goodwill and intangible assets relate to Fat Shark and Rotor Riot being FPV market leaders and their well-known and established brands within the industry. Combining these entities and their existing customer base along with Unusual Machines strategy of extending to B2B sales of drone components will provide strategic advantage. The Company will evaluate the amount of goodwill and intangibles that are expected to be deductible for tax purposes once the unallocated purchase price is finalized.

The results of Fat Shark and Rotor Riot have been included in the Consolidated Financial Statements from the date of acquisition. The table below presents the results as reported by the Company and unaudited pro forma results of the Company, assuming that the acquisition of Fat Shark and Rotor Riot at the beginning of each period are as follows. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented (in thousands, except per share data):

	March 31, 2024		March 31, 2023
	As Reported	Proforma (unaudited)	As Reported	Proforma (unaudited)
Revenue	$619	$1,114	$–	$1,343
Gross profit/(loss)	204	236	–	407
Loss from operations	(1,086)	(1,130)	(589)	(1,201)
Other expense	20	20	–	3
Net loss	$(1,106)	$(1,150)	$(589)	$(1,204)
Net earnings per share:
Basic	$(0.18)	$(0.13)	$(0.17)	$(0.14)

This unaudited consolidated pro forma financial information is presented for informational purposes only. The unaudited consolidated pro forma adjustments are based on preliminary estimates, information available and certain assumptions, and may be revised as additional information becomes available. In addition, the unaudited pro forma financial information does not reflect any adjustments for non-recurring items or anticipated synergies resulting from the acquisition.

The unaudited pro forma financial information from the beginning of the periods presented until the acquisition date includes adjustments to: 1) eliminate intercompany revenue and associated cost of sales for sales of product from Fat Shark to Rotor Riot, 2) to adjust fair value for certain Fat Shark inventory as if the acquisition had occurred as of the beginning of the respective periods and 3) to include acquisition related expenses in the Q1 ’23 that were incurred in Q1 ’24.

Note 4 – Inventories

Inventories, consisting solely of finished goods, totaled $1,641,839 and $0 as of March 31, 2024 and December 31, 2023, respectively. In addition, the Company had prepaid and deposits for inventory totaling $998,254 and $0 as of March 31, 2024 and December 31, 2023, respectively.

Note 5 – Other Current Assets

Other current assets included as of:

	March 31, 2024	December 31, 2023
Deposit related to Rotor Riot, LLC and Fat Shark, Ltd. acquisitions	$–	$100,000
Prepaid insurance	220,500	20,631
Other receivables	19,644	–
Other prepaid expenses	38,114	–
Total other current assets	$278,258	$120,631

Note 6 – Property and Equipment, net

Property and equipment consist of assets with an estimated useful life greater than one year. Property and equipment are reported net of accumulated depreciation, and the reported values are periodically assessed for impairment. Property and equipment as of:

	March 31, 2024	December 31, 2023
Computer equipment	$7,738	$7,738
Accumulated depreciation	(6,655)	(6,484)
Total property and equipment, net	$1,083	$1,254

Depreciation expense totaled $171 and $381 for the three months ended March 31, 2024 and 2023, respectively.

Note 7 – Operating Leases

As identified in Note 3 “Acquisition”, the acquired businesses, specifically Rotor Riot, has entered into a five-year operating lease for approximately 6,900 square feet of warehouse and office space in Orlando, Florida. The lease commenced in November 2023 and expires in October 2028. The Company has valued the ROUA and the associated liability, as of February 15, 2024, at $378,430. The Company has no finance leases. Operating lease expense totaled $13,143 from the date of acquisition through the period ended March 31, 2024. The following is a summary of future lease payments required under the five-year lease agreement:

Year	Future Lease Payments	Operating Lease Discount	Operating Lease Liability
2024	$73,094	$(29,242)	$43,852
2025	101,133	(33,313)	67,820
2026	105,178	(25,468)	79,710
2027	109,037	(15,985)	93,052
2028	94,185	(4,776)	89,409
Total	$482,627	$(108,784)	$373,843

Supplemental Information
Weighted average remaining lease term (in years)	4.58
Weighted average discount rate	11.49%

Note 8 – Debt

In conjunction with the acquisition of Fat Shark and Rotor Riot, as discussed in Note 3, the Company issued a convertible promissory note (“Promissory Note”) with Red Cat Holdings, Inc. for $2.0 million. The note bears interest at 8% annually and matures in full on August 16, 2025, subject to certain conditions. In the Event of Default as defined in the Promissory Note, the seller has the right to convert the Promissory Note including any accrued and unpaid interest, in whole or in part, into common stock. The conversion price is calculated at a 10% discount of the average three-day volume-weighted average price (VWAP) prior to the conversion date. As of March 31, 2024, the outstanding balance on the note payable was $2.0 million. Interest expense for the three months ended March 31, 2024 was $19,649.

Note 9 – Earnings Per Share and Stockholders’ Equity

Earnings per Share

Basic net loss per share is computed by dividing net loss, which is allocated based upon the proportionate amount of weighted average shares outstanding, to each class of stockholder’s stock outstanding during the period. For the calculation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans.

Outstanding securities not included in the computation of diluted net loss per share because their effect would have been anti-dilutive include 350,000 and 700,000 shares of Series B Preferred Stock, as converted as of March 31, 2024 and 2023, respectively, the 62,500 of common stock representative warrants issued to the underwriter associated with the February 2024 IPO and 1,120,832 shares of common stock, as converted, associated with the Promissory Note discussed in Note 8 “Debt”.

Preferred Stock

The preferred stock par value is $0.01. The Series B preferred stock is convertible into common stock at a ratio of 5,000 shares of common stock for each share of Series B stock held, subject to certain limitations. Series B preferred shares are not entitled to vote on any matters submitted to shareholders of the Company.

Subsequent to the IPO but prior to March 31, 2024, certain shareholders converted 120 shares of Series B preferred shares into 600,000 shares of common stock. The Company canceled the 120 shares of Series B preferred shares upon the conversion.

On June 1, 2023, the Company issued an additional 50 Series B preferred shares in connection with the cancellation of 500,000 shares of common stock.

Series B preferred shares outstanding at March 31, 2024 totaled 70 which are convertible into 350,000 shares of common stock.

Common Stock

The common stock par value is $0.01.

2024 Transactions

On January 2, 2024, the Company issued 16,086 shares of common stock to its prior Chief Executive Officer as a part of a separation agreement and recognized compensation expense of $64,344, which is $4 per share, the last valuation of the Company’s private placement and the value of the IPO in February 2024.

On February 16, 2024 the Company completed its IPO and issued 1,250,000 shares of common stock at the IPO Price for total net proceeds of $3,849,555. The Company incurred $510,000 direct deduction from proceeds, $127,687 in cash disbursements related to offering costs in the three months ended March 31, 2024 and $512,758 in prior year paid and deferred offering costs as of December 31, 2023 for a total of $1,150,445 offering costs, associated with IPO which consisted of underwriter, legal, accounting, and other associated filing fees. These costs have been recorded as a reduction of the gross proceeds from the IPO in stockholder’s equity. The Company also incurred additional costs related to warrants to purchase 62,500 shares of common stock issued to the underwriters as partial compensation for services rendered in connection with the IPO, which is preliminarily valued at $250,000 as of the date of the IPO using the IPO Price of $4 per share. The Company is planning to value the warrants using a Black-Scholes valuation model but has not completed this workflow. Any change to the fair value of the warrants would have no change to the Company’s financial statements since the value of the warrants would only impact the “offering costs” and thus entry would be to adjust “Additional Paid-In Capital – Common Stock” and “Additional Paid-In Capital – Warrants”. The warrants are exercisable for common stock at a price of $5.00 per share (125% of the IPO Price) at any time beginning on August 15, 2024 through and including February 16, 2029, the expiration date.

Simultaneously with its IPO and as a part of the Purchase Agreement as discussed in Note 3, the Company issued Red Cat 4,250,000 shares of common stock as consideration of the business combination. As agreed in the Purchase Agreement, $17.0 million of the purchase price would be issued in common stock based on the IPO price of $4.00 per share.

Subsequent to the IPO and prior to March 31, 2024, the Company issued 600,000 shares of common stock related to certain shareholders converting 120 of Series B shares into common stock.

2023 Transactions

On March 7, 2023, the Company issued 75,000 shares of common stock to the investors in the July 2022 private placement. The shares were issued as consideration for its agreement with Revere Securities to modify its engagement letter with the Company.

See Note 12 “Subsequent Events” for more information.

Note 10 – Share Based Awards

Warrants

The following table presents the activity for warrants outstanding as of March 31, 2024:

Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding - December 31, 2023	–	$–

Granted	62,500	5.00
Forfeited/cancelled/restored	–	–
Exercised	–	–
Outstanding - March 31, 2024	62,500	$5.00

As discussed in Note 9, “Earnings Per Share and Stockholders’ Equity”, in connection with the IPO, the Company issued 62,500 representative warrants to its underwriters to purchase shares of common stock. The representative warrants have an exercise price of $5.00 or can be exercised through a cashless exercise feature. All warrants outstanding have a weighted average remaining contractual life of approximately 4.88 years as of March 31, 2024.

Note 11 – Related Party Transactions

In November 2022, the Company entered into the Purchase Agreement, as amended with Red Cat and Jeffrey Thompson, the Company’s former Chief Executive Officer and President and current director and also the current Chief Executive Officer of Red Cat, pursuant to which, among other things, Mr. Thompson and the Company have agreed to indemnification obligations, which shall survive for a period of nine months from February 16, 2024, subject to certain limitations, which includes a basket of $250,000 before any claim can be asserted and a cap equal to the value of 100,000 shares of our common stock owned by him to secure any indemnification obligations, which stock is our sole remedy, except for fraud. Our prior Chief Executive Officer, Mr. Brandon Torres Declet, negotiated the terms of the Purchase Agreement on an arms’ length basis with Joe Freedman who was the head of Red Cat’s Special Committee. The transaction was ultimately approved by the Company’s and Red Cat’s board of directors. On March 8, 2023, a majority of the disinterested Red Cat shareholders approved the transactions contemplated in the Purchase Agreement in a special meeting. Mr. Thompson recused himself from such vote.

In February 2024, the Company completed the acquisitions to purchase Fat Shark and Rotor Riot from Red Cat. Jeffrey Thompson is the founder and current Chief Executive Officer of Red Cat. Mr. Thompson is also the founder, prior Chief Executive Officer and current member on the Board of Directors of Unusual Machines. Prior to the acquisition, Mr. Thompson held 328,500 shares of common stock in Unusual Machines, which represented approximately 10% prior to the acquisition and IPO.

Note 12 – Commitments and Contingencies

As a part of the Purchase Agreement, the Company agreed to a working capital adjustment with Red Cat related to the acquisitions of Fat Shark and Rotor Riot. The Company is uncertain as to how much this adjustment will be. However, between the fair value of Fat Shark and Rotor Riot inventory, cash and prepaid assets, offset by accounts payable and other accrued expenses, the Company expects the adjustment to Red Cat for working capital will be material. The adjustment to working capital could be settled in cash, an adjustment to the convertible note, or a combination thereof. The Company and Red Cat agreed to have a preliminary calculation of the working capital adjustment by May 17, 2024, however, with the determination of fair value of assets acquired and liabilities assumed still being determined, this calculation may be deferred.

Note 13 – Subsequent Events

On April 19, 2024, the Company entered into an Agreement and Plan of Merger with its wholly owned subsidiary, Unusual Machines, Inc., a Nevada corporation (“UMAC Nevada”), pursuant to which the Company agreed to merge with and into UMAC Nevada with UMAC Nevada continuing as the surviving corporation in the merger. The merger was consummated on April 22, 2024. As a result, the Company reincorporated from Puerto Rico to Nevada.

On April 30, 2024 (“Grant Date”), the Company’s board of directors approved the Company entering into a two-year Management Services Agreement (the “Agreement”) with 8 Consulting LLC (the “Consultant”) for the services of our Chief Executive Officer, Dr. Allan Evans, whereby the Consultant will cause Dr. Evans to perform his services as the Company’s Chief Executive Officer and the Consultant will be compensated on behalf of Dr. Evans by the Company in connection with his performance of such services. The Agreement allows Dr. Evans to receive favorable tax benefits as a resident of the Commonwealth of Puerto Rico who will perform such services in Puerto Rico. Pursuant to the Agreement, Dr. Evans will perform the duties and responsibilities that are customary for a chief executive officer of a public company that either have revenues similar to the Company on a pro forma basis as reflected in the Prospectus filed with the SEC on February 15, 2024, or if pre-revenues, are an active and on-going business that are performing pre-revenue activities. The Consultant will cause Dr. Evans, as Chief Executive Officer, (i) to undertake primary responsibility for managing all aspects of the Company and overseeing the preparation of all reports, registration statements and other filings required filed by the Company with the SEC and executing the certifications required the Sarbanes Oxley Act of 2002 and the rules of the SEC as the principal executive officer of the Company; (ii) attend investor meetings and road shows in connection with the Company’s fundraising and investor relations activities; (iii) to report to the Company’s board of directors; (iv) to perform services for such subsidiaries of the Company as may be necessary.

The Consultant will receive a $250,000 fee per year payable in monthly installments. In addition, the Consultant was granted 488,000 fully vested shares of restricted common stock. The fair value of the shares was based on the quoted trading price on the Grant Date and will be recognized over the service period (see below). The grant of restricted common stock was made under the Company’s 2022 Equity Incentive Plan. The shares of restricted common stock are subject to pro rata forfeiture from February 14, 2024 until February 14, 2025, in the event that Dr. Evans is terminated or ends his services to the Company for any reason other than death or disability, as defined in the Internal Revenue Code. The Company and Dr. Evans previously entered into an Offer Letter dated November 27, 2023, under which he would serve as the Company’s Chief Executive Officer effective as of December 4, 2023. The Agreement terminates and replaces the Offer Letter dated November 27, 2023.

On April 30, 2024, the Board of the Company approved the grant of restricted shares of common stock to the following executive officers of the Company set forth on the table below in such amounts and with vesting set forth opposite their respective names. The shares of restricted common stock were granted under the Company’s 2022 Equity Incentive Plan. The shares of restricted stock are subject to pro rata forfeiture from February 14, 2024 until February 14, 2025, in the event that any executive officer is terminated or ends his services to the Company for any reason other than death or disability, as defined in the Internal Revenue Code. On May 2, 2024, the Board of the Company approved another grant of restricted shares of common stock to Mr. Evans (through 8 Consulting LLC) in exchange for a $50,000 per year fee reduction. The fee disclosed above is after the $50,000 credit. The fair value per share was based on the quoted trading price as of the close of the market as of the different grant dates and the value will be recognized over the period the shares are subject to forfeiture (see below).

Executive Officer	Amount of Restricted Common Stock	Vesting	Fair Value Per Share	Aggregate Fair Value
Allan Evans through 8 Consulting LLC	488,000	Fully vested	$1.20	$585,600
Allan Evans through 8 Consulting LLC	40,650	Fully vested	$1.23	$50,000
Brian Hoff	293,000	50% vested and 50% vests on January 1, 2025	$1.20	$351,600
Andrew Camden	50,000	Fully vested	$1.20	$60,000

In addition, on April 30, 2024, the Board of the Company approved the grant of fully vested restricted shares of common stock to the following directors of the Company set forth on the table below, in such amounts set forth opposite their respective names, for their services as a director and, where applicable, as a Committee Chair. The shares of restricted common stock were granted under the Company’s 2022 Equity Incentive Plan. The fair value per share was based on the quoted trading price as of the close of the market as of the grant date.

Director	Fair Value Per Share	Amount of Restricted Common Stock	Aggregate Fair Value
Cristina Colón	$1.20	27,083	$32,500
Robert Lowry	$1.20	27,083	$32,500
Sanford Rich	$1.20	27,083	$32,500
Jeffrey Thompson	$1.20	25,000	$30,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 22, 2024. The following discussion contains forward-looking statements that are subject to risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report and of our Annual Report on Form 10-K for the year ended December 31, 2023, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Unusual Machines, Inc. and its subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

Recent Developments

Initial Public Offering

On February 16, 2024, we closed our initial public offering (“IPO”) for the sale of 1,250,000 shares of common stock, at a public offering price of $4.00 per share. The IPO generated gross proceeds of $5.0 million and net proceeds of approximately $4.5 million. We incurred and paid additional direct offering costs prior to the close of the IPO of $0.1 million during the three months ended March 31, 2024, and $0.5 million during the year ended December 31, 2023. We used $1.0 million of proceeds to pay for the acquisition of Fat Shark and Rotor Riot as discussed below.

Acquisition of Fat Shark and Rotor Riot

On November 21, 2022, we entered into the Purchase Agreement with Red Cat Holdings, Inc. (“Red Cat”) and Jeffrey Thompson, the founder and Chief Executive Officer of Red Cat and also director of our Company, pursuant to which we agreed to purchase Red Cat’s consumer business consisting of Fat Shark Holdings Ltd. (“Fat Shark”) and Rotor Riot LLC (“Rotor Riot”). Fat Shark and Rotor Riot are in the business of designing and marketing consumer drones and FPV goggles. Rotor Riot is also a licensed authorized reseller of consumer drones manufactured by third-parties.

Under the terms of the Purchase Agreement, as amended, the Company purchased from Red Cat its Rotor Riot and Fat Shark subsidiaries for $20.1 million comprised of (i) $1.1 million in cash, (ii) a $2.0 million promissory note issued by the Company to Red Cat, and (iii) $17.0 million of the Company’s common stock or 4,250,000 shares of common stock.

Simultaneous with the closing of our IPO, on February 16, 2024, we closed the acquisitions of Fat Shark and Rotor Riot.

We agreed to a working capital adjustment with Red Cat related to the acquisitions of Fat Shark and Rotor Riot. We are uncertain as to how much this adjustment will be. However, between the fair value of Fat Shark inventory, Rotor Riot inventory, cash and prepaid assets, offset by accounts payable and other accrued expenses, we expect the adjustment to Red Cat for working capital will be material. The adjustment to working capital could be settled in cash, an adjustment to the convertible note, or a combination thereof. We and Red Cat agreed to have a preliminary calculation of the working capital adjustment by May 17, 2024, however, with the determination of fair value of assets acquired and liabilities assumed still be determined, this calculation may be deferred.

Nevada Reincorporation

On April 22, 2024, we completed the change of incorporation from a Puerto Rico Corporation to a Nevada Corporation.

Results of operations

Revenue

During the three months ended March 31, 2024 we generated revenues totaling $618,915 compared to $0 during the three months ended March 31, 2023, representing an increase of $618,915 or 100%. We did not generate any revenues until the closing of the acquisitions of Fat Shark and Rotor Riot on February 16, 2024. Revenues relate to completed and fulfilled product sales during the period through our Rotor Riot retail channel and from our B2B wholesale through Fat Shark.

Cost of Goods Sold

During the three months ended March 31, 2024, we incurred cost of goods sold of $414,748 compared to $0 during the three months ended March 31, 2023, resulting in an increase of $414,748 or 100%. Similar to revenues, we did not incur any cost of goods sold until the closing of the acquisitions on February 16, 2024. Cost of goods sold primarily relate to product costs from our sales, but also include certain shipping and other direct product costs.

Gross Margin

During the three months ended March 31, 2024, our gross margin was $204,167 compared to $0 during the three months ended March 31, 2023, resulting in an increase of $204,167 or 100%. Our gross margin, as a percentage of sales, totaled 33.0% during the three months ended March 31, 2024, compared to 0.0% during the three months ended March 31, 2023. We anticipate our gross margin to fluctuate period to period depending on certain promotions and products that are sold during the period.

Operating Expenses

During the three months ended March 31, 2024, operations expenses totaled $112,322 compared to $0 during the three months ended March 31, 2023, resulting in an increase of $112,322 or 100%. Prior to the closing of the acquisitions in February 2024, we did not have any operations expenses. Operations expenses primarily relate to our direct operations including our warehouse personnel and warehouse expenses.

During the three months ended March 31, 2024, research and development expenses totaled $16,796 compared to $0 for the three months ended March 31, 2023, resulting in an increase of $16,796 or 100%. Prior to the closing of the acquisitions in February 2024, we did not have any research and development expenses during 2023. Research and development expense primarily relates to new product development.

During the three months ended March 31, 2024, sales and marketing expenses totaled $157,058 compared to $0 for the three months ended March 31, 2023, resulting in an increase of $157,058 or 100%. Prior to the closing of the acquisitions in February 2024, we did not have any sales and marketing expenses. Sales and marketing expenses primarily relate to advertising spend related to Rotor Riot and payroll expenses.

During the three months ended March 31, 2024, general and administrative expenses totaling $998,874 compared to $588,516 for the three months ended March 31, 2023, resulting in an increase of $410,358 or 69.7%. The increase relates to increased expenses related to closing the IPO including legal and accounting fees, additional transition and integration related expenses, and the costs related to operating Fat Shark and Rotor Riot.

Net Loss

Our net loss for the three months ended March 31, 2024, totaled $1,106,001 compared to $588,897 for the three months ended March 31, 2023, resulting in an increase in net loss of $517,104 or 87.8%. This increase in net loss relates to the increase in general and administrative expenses related to closing the IPO and the increased operations and sales and marketing expenses we incurred since the acquisition from Fat Shark and Rotor Riot. This was partially offset by generating gross margin related to the revenue and cost of goods sold from sales for Fat Shark and Rotor Riot.

Cash Flow Analysis

Prior to the closing of our IPO and the acquisitions of Fat Shark and Rotor Riot, we did not have any cashflow from normal operations and we only had cash used from operating activities preparing for our IPO. Our future cash flows from operating activities will be significantly impacted by revenues received, our investment in sales and marketing to drive growth, and general and administrative expenses related to operating a public company. Our ability to meet future liquidity needs will be driven by our operating performance and the extent of continued investment in our operations. Failure to generate sufficient revenues and related cash flows could have a material adverse effect on our ability to meet our liquidity needs and achieve our business objectives.

Operating Activities

Net cash used in operating activities was $1,195,604 during the three months ended March 31, 2024, compared to net cash used in operating activities of $542,448 during the three months ended March 31, 2023, representing an increase of $653,156 or 120.4%. This increase in net cash used primarily resulted from our increase in net loss of $517,104 and an increase in prepaid expenses of $377,144, offset by decrease in inventory of $148,765, change in working capital of $22,894 offset by non-cash expenses of $69,433.

Investing Activities

Net cash used in investing activities was $852,876 during the three months ended March 31, 2024 compared to net cash used in operating activities of $0 during the three months ended March 31, 2023, representing an increase of $852,876 or 100%. This increase in net cash used related to the $1,000,000 of cash used in the Purchase Agreement related to Fat Shark and Rotor Riot, offset by $147,124 in cash acquired.

Financing Activities

Net cash provided by financing activities totaled $4,362,313 during the three months ended March 31, 2024, compared to $0 during the three months ended March 31, 2023, resulting in an increase in net cash provided by financing activities of $4,362,313 or 100%. The increase is entirely related to proceeds received from our IPO of $5,000,000, offset by deferred offering costs and other IPO related expenses of $637,687.

Liquidity and capital resources

As of March 31, 2024, we had current assets totaling $6,128,890 primarily consisting of cash balances of $3,208,606, inventory of $1,641,839 and prepaid expenses and deposits for inventory of $998,254. Our current liabilities as of March 31, 2024 totaled $691,978, primarily consisting of accounts payable and accrued expenses of $455,764 and customer deposits and other current liabilities of $176,268. Our net working capital as of March 31, 2024 was $5,436,912.

On February 16, 2024, we completed our IPO for the sale of 1,250,000 shares of common stock at a public offering price of $4.00 per share for gross proceeds of $5.0 million. After paying certain underwriting discounts and commissions, business combination cash payment and other expenses related to the IPO, we retained approximately $2.9 million in net proceeds. Our cash balance as of the date of this Report was approximately $2.6 million.

Prior to our IPO in February 2024, our operations were funded exclusively by exempt private offerings of our common stock. In September 2021, we closed a private offering of 4,552,000 shares of common stock at a price of $0.50 per share for total proceeds of $2,276,000. On December 31, 2021, we closed an additional private offering of 482,500 shares of common stock at a price of $4.00 per share for total gross proceeds of $1,930,000, of which we received net proceeds of $1,842,000 after fees and other expenses. On July 25, 2022, we closed an additional private offering of 150,000 shares of common stock at a price of $4.00 per share for total proceeds of $600,000.

We believe that the net proceeds from our February 2024 IPO and existing cash balances will be sufficient to fund our current operating plans through at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate certain operational efforts. We do not anticipate any significant cost increases post the Fat Shark and Rotor Riot acquisitions and with consideration of the combined companies’ net loss and cash position, we expect we will have sufficient working capital to support our operations for at least 12 months.

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

Significant estimates reflected in these financial statements include those used to (i) purchase price accounting for acquisitions and (ii) reserves and fair value related to inventory.

Goodwill

Goodwill represents the future economic benefit arising from other assets acquired in an acquisition that are not individually identified and separately recognized. We test goodwill for impairment in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other, (“ASC 350”). Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. ASC 350 provides that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if an entity concludes otherwise, then it is required to perform an impairment test. The impairment test involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than book value, then an impairment loss is recognized in an amount equal to the amount that the book value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

The estimate of fair value of a reporting unit is computed using either an income approach, a market approach, or a combination of both. Under the income approach, we utilize the discounted cash flow method to estimate the fair value of a reporting unit. Significant assumptions inherent in estimating the fair values include the estimated future cash flows, growth assumptions for future revenues (including gross margin, operating expenses, and capital expenditures), and a rate used to discount estimated future cash flow projections to their present value based on estimated weighted average cost of capital (i.e., the selected discount rate). Our assumptions are based on historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management’s plans. Under the market approach, fair value is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate and consider risk profiles, size, geography, and diversity of products and services.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2024, were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls, segregation of duties, and procedures to support the identification of, accounting for, and the evaluation and disclosure of certain transactions, as limited individuals, either the Principal Executive Officer or Principal Financial Officer, initiates all transactions and they also review, evaluate, and approve these same transactions.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2024, we have:

•	Continued to strengthen our internal policies, processes, and reviews, including drafting of related documentation thereof;
•	Engaged outside consultants to ensure that appropriate level of knowledge and experience is applied based on the risk and complexity of the transactions and tasks under review;
•	Hired additional accounting staff to provide additional segregation of duties within accounting functions;
•	Started internal control documentation along with the engagement of outside consultants to assist in the design, implementation, and documentation of internal controls to address relevant risks;
•	Executed an agreement to implement an ERP and financial accounting system which will provide additional internal controls and appropriate recording of transactions.

The process of implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may take additional actions to address control deficiencies or modify certain of the remediation measures described above.

While progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing these processes, procedures and controls. Additional time is required to complete implementation and to assess and ensure the sustainability of these procedures. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the activities described above.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2024, the Company issued 16,086 shares of our common stock to Brandon Torres Declet as part of severance the Company and Mr. Declet agreed to pursuant to Mr. Declet’s Termination Agreement. The shares were issued pursuant to the exemption provided under Rule 506(b) of Regulation D of the Securities Act of 1933.

On February 16, 2024, as part of the Consideration Paid in furtherance of the Business Combination discussed elsewhere in this Quarterly Report, the Company issued 4,250,000 shares of the Company’s common stock to Red Cat which were not registered under the Securities Act of 1933 and were exempt from registration pursuant to Section 4(a)(2) thereunder.

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

On March 28, 2024, the Company issued 250,000 shares of our common stock to an accredited investor in connection with a conversion of 50 shares of our Series B Convertible Preferred Stock. The issuance was exempt from registration under Section 3(a)(9) of the Securities Act.

Use of Proceeds

On February 13, 2024, the SEC declared effective our registration statement on Form S-1 (File No. 333-270519), as amended, filed in connection with our IPO. On February 16, 2024, we closed our IPO in which we sold 1,250,000 shares of our common stock, par value $0.01 per share (the “Shares”) at a public offering price of $4.00 per share, resulting in net proceeds of $4.5 million after deducting offering costs, underwriting discounts, and other commissions. We incurred and paid additional direct offering costs prior to the close of the IPO of $0.1 million during the three months ended March 31, 2024, and $0.5 million during the year ended December 31, 2023. We used $1.0 million of proceeds to pay for the acquisition of Fat Shark and Rotor Riot.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2024.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date
1.1	Form of Underwriting Agreement, dated February 14, 2024, by and between Unusual Machines, Inc. and Dominari Securities, LLC +		8-K	1.1	2/16/24
2.1	Agreement and Plan of Merger by and between Unusual Machines, Inc., a Puerto Rico corporation and Unusual Machines, Inc., a Nevada corporation		8-K	2.1	4/23/24
3.1	Articles of Incorporation		8-K	3.1	4/23/24
3.2	Bylaws		8-K	3.2	4/23/24
3.3	Certificate of Designation of Series B Convertible Preferred Stock		8-K	3.3	4/23/24
3.4	Form of Common Stock Certificate		8-K	3.4	4/23/24
4.1	Revised Form of Representatives Warrant		S-1/A	10.7	2/1/24
4.2	Form of Representatives Warrant		8-K	4.1	2/16/24
10.1	Form of Lock-up Agreement		S-1/A	10.14	2/1/24
10.2	Form of Lock-up Agreement – Jeffrey Thompson		S-1/A	10.15	2/1/24
10.3	Allan Evans Non-Compete Agreement		8-K	10.9	2/22/24
10.4	Management Services Agreement #		8-K	10.1	5/6/24
10.5	Form of Restricted Stock Agreement		8-K	10.2	5/6/24
31.1	Certification of Principal Executive Officer (302)	Filed
31.2	Certification of Principal Financial Officer (302)	Filed
32.1	Certification of Principal Executive Officer (906)	Furnished*
32.2	Certification of Principal Financial Officer (906)	Furnished*
101.INS	Inline XBRL Instance Document	Filed
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed

+

Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC Staff upon request.

#	Indicates management contract or compensatory plan, contract or agreement.
*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unusual Machines, Inc.

By:	/s/ Allan Evans
Allan Evans Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Hoff
Brian Hoff Chief Financial Officer

Date: May 15, 2024

