Form 10-K/A
period 2023-12-31
Unusual Machines, Inc.
filed 2024-08-09
CIK 1956955

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the common stock of the registrant was not listed on any securities exchange or quoted on any automated quotation system. Accordingly, the aggregate market value of the registrant’s common stock held by non-affiliates cannot be calculated as of such date. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $9.7 million as of August 8, 2024 (based on the closing sale price of $2.00 as quoted by the NYSE American as of such date).

As of August 8, 2024, there were 6,184,983 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Unusual Machines, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on March 22, 2024 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K/A is being filed (i) to include re-audited financial statements for the fiscal years ended December 31, 2022 (“FY 2022”), and December 31, 2023 (“FY 2023”), due to our previous auditor’s suspension by the SEC; and (ii) include certain corresponding changes in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) resulting from the re-audited financial statements for FY 2022 and FY 2023.

Except as described above, no other amendments are being made to the Original Form 10-K. The Original Form 10-K continues to speak as of the filing date of the Original Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K except as expressly indicated in this Amendment No. 1 on Form 10-K/A.

The financial statements of Fat Shark Ltd. and Rotor Riot, LLC are not contained in the financial statements for FY 2022 and FY 2023 because the Company did not own either entity as of FY 2022 and FY 2023 and is therefore not required to include either entity’s financial statements in the re-audited financial statements for FY 2022 and FY 2023 contained herein.

i

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited financial statements (prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”)) and related notes included elsewhere in this Annual Report on Form 10-K/A (this “Form 10-K/A”). The following discussion contains forward-looking statements that are subject to risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” contained in the Original Form 10-K for a discussion of the uncertainties, risks, and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed in our Original Form 10-K filed with the SEC on March 22, 2024, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Unusual Machines, Inc. and its subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

Recent Developments

Initial Public Offering

On February 16, 2024, we closed our initial public offering (“IPO”) for the sale of 1,250,000 shares of common stock, at a public offering price of $4.00 per share. The IPO generated gross proceeds of $5.0 million and net proceeds of approximately $4.5 million. We incurred and paid additional direct offering costs prior to the close of the IPO of $0.1 million during the six months ended June 30, 2024, and $0.5 million during the year ended December 31, 2023. We used $1.0 million of proceeds to pay for the acquisition of Fat Shark and Rotor Riot as discussed below.

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

Under the terms of the Purchase Agreement, as amended, the Company purchased from Red Cat its Rotor Riot and Fat Shark subsidiaries for $20.1 million comprised of (i) $1.1 million in cash, (ii) a $2.0 million promissory note issued by the Company to Red Cat (the “Note”), and (iii) $17.0 million of the Company’s common stock or 4,250,000 shares of common stock.

Simultaneous with the closing of our IPO, on February 16, 2024, we closed the acquisitions of Fat Shark and Rotor Riot.

On July 22, 2024, we finalized the working capital adjustment as stipulated in the Purchase Agreement, which resulted in an increase in the overall purchase price by an additional $2.0 million. We agreed to increase the principal amount of the original note for the working capital adjustment, which increased the total Note payable to $4.0 million. In addition, we agreed to extend the maturity date of the Note to November 30, 2025. That Note was then exchanged for two Notes (the “New Notes”).

Series A Convertible Preferred Stock

Effective July 16, 2024, we filed a Certificate of Designations, Preferences and Rights of the Series A Convertible Stock with the Nevada Secretary of State. On July 22, 2024, Red Cat entered into an Exchange Agreement with the Company pursuant to which Red Cat exchanged 4,250,000 shares of the Company’s common stock, par value $0.01 per share for 4,250 shares of the Company’s newly designated Series A Convertible Preferred Stock (the “Series A”). Red Cat then sold the Series A and the New Notes to two investors on July 22, 2024.

Nevada Reincorporation

On April 22, 2024, we completed the change of our place of incorporation from Puerto Rico to Nevada.

1

Unusual Machines Results of Operations

Years Ended December 31, 2023 and 2022

Revenue

During the years ended December 31, 2023 and 2022, we did not generate any revenues and as such did not incur any cost of goods sold.

Operating Expenses

During the year ended December 31, 2023, we incurred research and development expenses totaling $0 compared to $91,325 for the year ended December 31, 2022, resulting in a decrease of $91,325 or 100%. Prior to the acquisition targets of Rotor Riot and Fat Shark, our primary focus was to create a US made camera sensor, which we no longer pursued after we signed our purchase agreement to acquire Rotor Riot and Fat Shark.

During the year ended December 31, 2023, we incurred general and administrative expenses totaling $2,377,862 compared to $1,079,715 for the year ended December 31, 2022, resulting in an increase of $1,298,147 or 120.2%. The increase primarily relates to stock compensation expense of $600,000 related to shares issued for services during 2023 and increased legal expenses and professional fees related to the business combination and for preparation of becoming a public company.

Net Loss

Net loss for the year ended December 31, 2023, totaled $2,383,462 compared to $1,171,777 for the year ended December 31, 2022, resulting in an increase of $1,211,685 or 103%. The increase in net loss relates to $600,000 in stock compensation expense and the increase in general and administrative expenses as we start to build out our operations for the business combination and becoming a public company.

Unusual Machines Cash Flows

Years Ended December 31, 2023 and 2022

Operating Activities

Net cash used in operating activities was $1,776,552 during the year ended December 31, 2023 compared to net cash used in operating activities of $1,189,191 during the year ended December 31, 2022, representing an increase of $587,361 or 49.4%. This increase in net cash used primarily resulted from our increase in net loss of $1,211,685, changes in other working capital of $20,554 offset by non-cash expenses of $604,715.

Investing Activities

Net cash used in investing activities was $3,164 during the year ended December 31, 2023 compared to net cash provided by investing activities of $40,647 during the year ended December 31, 2022, representing an overall decrease of $43,811 or 108%. The cash used in investing activities during 2023 related to purchasing computer equipment. The cash provided by investing activities during 2022 primarily related to a related party receivable for $45,222 being paid back, offset by the purchase of computer equipment of $4,575 during the year.

2

Financing Activities

Net cash used in financing activities totaled $424,933 during the year ended December 31, 2023 compared to net cash provided by $462,075 during the year ended December 31, 2022, resulting in a decrease in a change in net cash by financing activities of $887,008 or 192%. The decrease is related to proceeds received from exempt private offerings of our common stock in 2022 that were not received in 2023 and the change in deferred offering costs related to our IPO of $337,108.

Unusual Machines Liquidity and Capital Resources

As of December 31, 2023, we had current assets totaling $1,015,404 primarily consisting of cash balances of $894,773 and other current assets of $120,631. Our current liabilities as of December 31, 2023 totaled $114,497, consisting entirely of accounts payable and accrued expenses. Our net working capital as of December 31, 2023 was $900,907.

On February 16, 2024, we completed our IPO for the sale of 1,250,000 shares of common stock at a public offering price of $4.00 per share for gross proceeds of $5.0 million. After paying certain underwriting discounts and commissions, business combination expenses and other expenses related to the IPO, we received approximately $3.8 million in net proceeds.

To date, our operations have been funded exclusively by exempt private offerings of our common stock. In September of 2021, we closed a private offering of 2,276,000 shares of common stock at a price of $1.00 per share for total proceeds of $2,276,000. In December 2021, we closed an additional private offering of 260,000 shares of common stock at a price of $8.00 per share for total gross proceeds of $2,080,800, of which we received net proceeds of $1,992,000 after fees and other expenses. In 2022, we closed an additional private offering of 56,250 shares of common stock at a price of $8.00 per share for total proceeds of $450,000.

We believe that the net proceeds from our February 2024 IPO and existing cash balances will be sufficient to fund our current operating plans through at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate certain operational efforts. We do not anticipate any significant cost increases post Fat Shark and Rotor Riot acquisitions and with consideration of the combined companies’ net loss and cash position, we expect we will have sufficient working capital to support our operations for at least 12 months from the filing of this Form 10-K/A.

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

3

Stock Based Compensation

The Company issued shares of our common stock to consultants for services performed. Prior to our IPO in February 2024, we were a private company with no active public market for our common stock. Therefore, we have periodically determined the overall value of our company and the estimated per share fair value of our common equity at their various dates and valuations based on a per share valuation using the private funding transactions as an estimate. These values and estimates are subjective.

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

Item 8.	Financial Statements and Supplementary Data

UNUSUAL MACHINES, INC.

4

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Unusual Machines, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Unusual Machines, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement

As discussed in Note 9 to the financial statements, the 2023 and 2022 financial statements, as originally audited by a predecessor auditor, have been restated to correct certain errors.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined there were no critical audit matters.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2024

Boca Raton, Florida

August 9, 2024

Unusual Machines, Inc.

Balance Sheets

	December 31,
	2023	2022
	(As restated – Note 9)	(As restated – Note 9)
ASSETS
Current assets:
Cash	$894,773	$3,099,422
Other current assets	120,631	39,375
Total current assets	1,015,404	3,138,797

Property and equipment, net	1,254	3,690
Deferred offering costs	512,758	87,825
Other assets	–	100,000
Total non-current assets	514,012	191,515

Total assets	$1,529,416	$3,330,312

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$114,497	$131,931
Total current liabilities	114,497	131,931

Stockholders’ equity:
Series B preferred stock - $0.01 par value, 10,000,000 authorized and 190 and 140 shares issued and outstanding at December 31, 2023 and 2022, respectively	2	1
Common stock - $0.01 par value, 500,000,000 authorized and 3,217,255 and 3,392,250 shares issued and outstanding at December 31, 2023 and 2022, respectively	32,173	33,923
Additional paid in capital	5,315,790	4,714,041
Accumulated deficit	(3,933,046)	(1,549,584)
Total stockholders’ equity	1,414,919	3,198,381

Total liabilities and stockholders’ equity	$1,529,416	$3,330,312

See accompanying independent auditor’s report and notes to the financial statements.

Unusual Machines, Inc.

Statements of Operations

	Year Ended December 31,
	2023	2022
	(As restated – Note 9)	(As restated ‐ Note 9)

Revenue	$–	$–

Cost of goods sold	–	–

Gross profit	–	–

Operating expenses:
Research and development	–	91,325
General and administrative	2,377,862	1,079,715
Depreciation and amortization	5,600	885
Total operating expenses	2,383,462	1,171,925

Loss from operations	(2,383,462)	(1,171,925)

Other income:
Interest income	–	148
Total other income	–	148

Net loss before income tax	(2,383,462)	(1,171,777)

Income tax benefit (expense)	–	–

Net loss	$(2,383,462)	$(1,171,777)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.72)	$(0.29)

Weighted average common shares outstanding
Basic and diluted	3,307,118	4,051,205

See accompanying independent auditor’s report and notes to financial statements.

Unusual Machines, Inc.

Statements of Changes in Stockholders’ Equity (As restated – Note 9)

For the Years Ended December 31, 2023 and 2022

	Series B, Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2021	–	$–	4,036,000	$40,360	$4,257,605	$(377,807)	$3,920,158

Issuance of common stock for cash	–	–	56,250	563	449,437	–	450,000
Conversion to preferred stock	140	1	(700,000)	(7,000)	6,999	–	–
Net loss	–	–	–	–	–	(1,171,777)	(1,171,777)

Balance, December 31, 2022	140	$1	3,392,250	$33,923	$4,714,041	$(1,549,584)	$3,198,381

Issuance of common shares for services	–	–	75,005	750	599,250	–	600,000
Conversion to preferred shares	50	1	(250,000)	(2,500)	2,499	–	–
Net loss	–	–	–	–	–	(2,383,462)	(2,383,462)

Balance, December 31, 2023	190	$2	3,217,255	$32,173	$5,315,790	$(3,933,046)	$1,414,919

See accompanying independent auditor’s report and notes to financial statements.

Unusual Machines, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2023	2022
	(As restated – Note 9)	(As restated – Note 9)

Cash flows from operating activities:
Net loss	$(2,383,462)	$(1,171,777)
Depreciation	5,600	885
Stock compensation expense	600,000	–
Change in assets and liabilities:
Accounts receivable	–	945
Other assets	18,744	(139,375)
Accounts payable and accrued expenses	(17,434)	120,131
Net cash used in operating activities	(1,776,552)	(1,189,191)

Cash flows from investing activities
Related party receivable	–	45,222
Purchases of property and equipment	(3,164)	(4,575)
Net cash provided by (used in) investing activities	(3,164)	40,647

Cash flows from financing activities:
Proceeds from common stock receivable	–	99,900
Issuance of common stock	–	450,000
Deferred offering costs	(424,933)	(87,825)
Net cash provided by (used in) financing activities	(424,933)	462,075

Net increase (decrease) in cash	(2,204,649)	(686,469)

Cash, beginning of year	3,099,422	3,785,891

Cash, end of year	$894,773	$3,099,422

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income tax	$–	$–

See accompanying independent auditor’s report and notes to financial statements.

Unusual Machines, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2023 and 2022

Note 1 – Organization and nature of business

Unusual Machines, Inc. (“the Company”) is a Nevada corporation engaged in the commercial drone industry. The Company was a Puerto Rican corporation when it closed its IPO, as defined below. On April 22, 2024, the Company reincorporated as a Nevada corporation.

On February 16, 2024, the Company closed its Initial Public Offering (the “IPO”) of 1,250,000 shares of common stock at a public offering price of $4.00 per share (“IPO Price”). The shares are traded on NYSE American. Simultaneous with the closing of the IPO, the Company acquired Fat Shark Holdings Ltd. (“Fat Shark”) and Rotor Riot, LLC (“Rotor Riot”) from Red Cat Holdings, Inc. (“Red Cat”). See Note 8 for additional details.

Note 2 – Summary of significant accounting policies

Basis of Accounting

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates, and such results could be material. The financial statements include some amounts that are based on management's best estimates and judgments. Significant estimates in 2023 and 2022 include stock compensation and deferred tax assets.

Cash

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2023 or December 31, 2022.

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

Deferred offering costs

The Company deferred direct incremental costs associated with its ongoing initial public offering (“IPO”). The Company capitalized $424,933 and $87,825 during the years ended December 31, 2023 and 2022, respectively. Total deferred offering costs were $512,758 as of December 31, 2023. Deferred offering costs consist of primarily legal, advisory, and consulting fees incurred in connection with the formation and preparation of the IPO. After consummation of the IPO in February 2024, total deferred offering costs of $640,445 were recorded as a reduction to additional paid-in capital generated as a result of the offering.

Note Receivable

At December 31, 2021, the Company had a loan receivable due from Rotor Riot LLC, a related party, of $45,222. The loan did not bear interest. The amount was fully repaid in 2022.

Property and equipment, net

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets of three years.

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

Disclosures for Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company's financial instruments mainly consist of cash, current assets, accounts payable and accrued expenses. The carrying amounts of cash, current assets, accounts payable and accrued expenses approximates fair value due to the short-term nature of these instruments.

Revenue Recognition

The Company will recognize revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including:

Step 1: Identify the contract with a customer;

Step 2: Identify the performance obligations in the contract;

Step 3: Determine the transaction price;

Step 4: Allocate the transaction price to the performance obligations in the contract; and

Step 5: Recognize revenue when (or as) the Company satisfies a performance obligation at a point in time.

The Company did not have any revenue during the years ended December 31, 2023 and 2022.

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

Stock-Based Compensation

Stock options are valued using the estimated grant-date fair value method of accounting in accordance with ASC Topic 718, Compensation – Stock Compensation. Fair value is determined based on the Black-Scholes Model using inputs reflecting our estimates of expected volatility, term and future dividends. The Company recognizes forfeitures as they occur. The fair value of stock grants is based on our stock price on the date of grant. Compensation costs are recognized on a straight-line basis over the service period which is the vesting term.

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

Note 3 – Other Assets

Other current and non-current assets at December 31 included:

	2023	2022
Current assets:
Prepaid insurance	$20,631	$39,375
Deposit related to Rotor Riot, LLC and Fat Shark, Ltd. acquisitions	100,000	–
Total current assets	$120,631	$39,375

Non-current assets:
Deposit related to Rotor Riot, LLC and Fat Shark, Ltd. acquisitions	$–	$100,000
Total non-current assets	$–	$100,000

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

Note 5 – Earnings Per Share and Stockholders’ Equity

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

On December 13, 2022, the Company issued 140 Series B preferred shares in connection with the cancellation of 700,000 shares of common stock.

On June 1, 2023, the Company issued an additional 50 Series B preferred shares in connection with the cancellation of 250,000 shares of common stock.

Series B preferred shares outstanding at December 31, 2023 totaled 190 which are convertible into 950,000 shares of common stock.

Series B preferred shares outstanding at December 31, 2022 totaled 140 which are convertible into 700,000 shares of common stock.

Common Stock

The common stock par value is $0.01.

2023 Transactions

On March 7, 2023, the Company issued 75,000 shares of common stock to an investment banking firm (“Revere”) as a fee for the termination of the January 2023 engagement with Revere. These shares were allocated by Revere to some of the Company’s existing shareholders. The Company recorded $600,000 of stock compensation expense related to the issuance of the shares valued at $8.00 per share, which was based on the most recent private sale of common stock for the Company.

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

2022 Transactions

The Company issued 56,250 shares of common stock during the year ended December 31, 2022 for gross proceeds of $450,000.

The Company received $99,900 of proceeds in 2022 related to stocks issued as of December 31, 2021, which was recorded as a subscription receivable asset at December 31, 2021.

On December 14, 2022, the Company amended its Articles of Incorporation to, among other things, increase the number of authorized shares of common stock from 90,000,000 to 500,000,000.

Note 6 – Business Combination

Fat Shark and Rotor Riot

On November 21, 2022, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”), as amended, with Red Cat Holdings, Inc. (“Red Cat,”) and Jeffrey Thompson, the founder and Chief Executive Officer of Red Cat, pursuant to which the Company agreed to purchase Red Cat’s consumer business consisting of Fat Shark Holdings, Ltd. (“Fat Shark”) and Rotor Riot, LLC (“Rotor Riot”) (the “Business Combination”) for a total of $20.1 million (the “Purchase Price”). Fat Shark and Rotor Riot are in the business of designing and marketing consumer drones and first-person-view (“FPV”) goggles. Rotor Riot is also a licensed authorized reseller of consumer drones manufactured by third-parties. The Purchase Price was comprised of (i) $1.1 million in cash, (ii) a $2.0 million promissory note issued by the Company to Red Cat, and (iii) $17.0 million of the Company’s common stock and subject to certain working capital adjustments. See Note 10 – Subsequent Events for additional information.

Note 7 – Related Party Transactions

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

Note 8 – Income Taxes

The Company was incorporated and based in Puerto Rico, as of and for the years ended December 31, 2023 and 2022. As such, the Company is not subject to taxation by the United States as Puerto Rico has its own taxing authority. Since inception, the Company has incurred net losses in each year of operations. The current provision for the reporting periods presented in these financial statements consisted of a tax benefit against which the Company applied a full valuation allowance, resulting in no current provision for income taxes.

As of December 31, 2023 and 2022, the Company had gross net operating losses of approximately $3.9 million and $1.5 million, respectively. Deferred tax assets related to the future benefit of these net operating losses for tax purposes totaled approximately $0.7 million and $0.3 million, respectively, calculated using the base Puerto Rico corporate tax rate of 18.5%. Since the Company has not generated revenue or operating profit since inception, the Company has applied a full valuation allowance against our deferred tax assets as of December 31, 2023 and 2022. Since the Company has reincorporated as a Nevada corporation in April 2024, the use of net operating losses may be limited. A reconciliation of income taxes at the effective statutory rate and the provision for income taxes was as follows:

	2023	2022
Puerto Rico statutory rate	18.5%	18.5%
Effects of:
State and local taxes	–%	–%
Change in valuation allowance	(18.5)%	(18.5)%
Effective rate	–%	–%

The Company continuously monitors its current and prior filing positions in order to determine if any unrecognized tax positions should be recorded. The analysis involves considerable judgement and is based on the best information available. For the periods ended December 31, 2023 and 2022, the Company is not aware of any positions which require an uncertain tax position liability.

Note 9 – Restatement of Previously Issued Financial Statements

On April 16, 2024, the Company changed their independent PCAOB-registered accounting firm and terminated its engagement with their prior auditor. On May 3, 2024, the Securities and Exchange Commission (“SEC”) issued an order that instituted a cease-and-desist against the Company’s previous auditor, which stated that all necessary Exchange Act Filings presented must be audited by a qualified, independent, PCAOB-registered public accountant. As a result, the Company’s previously issued financial statements for the years ended December 31, 2023 and 2022 were required to be re-audited.

The Company engaged a new, an independent and registered accounting firm, to re-audit the Company’s previously issued financial statements. During the Company’s re-audits, it was noted that certain transactions were not recorded in the correct period, certain accounts should have been classified as a non-current asset rather than a current asset, stock compensation expense of $600,000 related to the March 7, 2023 common stock issuance was not recorded and deferred offering costs were classified as an operating activity rather than a financing activity. Expenses totaling $81,800 were originally recorded in 2022 but related to 2021 expenses and expenses totaling $10,993 were originally recorded in 2023 but related to 2022 expenses.

With this restatement, the transactions previously recorded in the incorrect period have been updated to the correct period, classifications on the balance sheet and cash flow statement have been corrected and the stock compensation previously not recorded has been properly recorded.

The following presents reconciliations of the impacted financial statement line items as filed to the restated amounts as of December 31, 2023 and 2022 and for the years then ended. The previously reported amounts reflect those included in the Original Filing of our Annual Report on Form 10-K as of and for the years ended December 31, 2023 filed with the SEC on March 22, 2024. These amounts are labeled “As Filed” in the tables below. The amounts labeled “Restatement Adjustments” represent the effects of these restatements due to the timing differences, balance sheet reclassifications and stock compensation expense.

Balance Sheet as of December 31, 2023
	As Filed	Restatement Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$894,773	$–	$894,773
Deferred offering costs	512,758	(512,758)	–
Other current assets	120,631	–	120,631
Total current assets	1,528,162	(512,758)	1,015,404

Non-current assets:
Property and equipment, net	1,254	–	1,254
Deferred offering costs	–	512,758	512,758
Other assets	–	–	–
Total non-current assets	1,254	512,758	514,012

Total assets	$1,529,416	$–	$1,529,416

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$114,497	$–	$114,497
Total current liabilities	114,497	–	114,497

Stockholders’ equity:
Series B preferred stock , par	2	–	2
Common stock, par	32,173	–	32,173
Additional paid in capital	4,715,790	600,000	5,315,790
Accumulated deficit	(3,333,046)	(600,000)	(3,933,046)
Total stockholders’ equity	1,414,919	–	1,414,919

Total liabilities and stockholders’ equity	$1,529,416	$–	$1,529,416

Statement of Operations for the Year Ended December 31, 2023
	As Filed	Restatement Adjustments	As Restated

Revenue	$–	$–	$–

Cost of goods sold	–	–	–

Gross profit	–	–	–

Operating expenses:
Research and development	–	–	–
General and administrative	1,788,855	589,007	2,377,862
Depreciation and amortization	5,600	–	5,600
Total operating expenses	1,794,455	589,007	2,383,462

Loss from operations	(1,794,455)	(589,007)	(2,383,462)

Other income:
Interest income	–	–	–
Total other income	–	–	–

Net loss before income tax	(1,794,455)	(589,007)	(2,383,462)

Income tax benefit (expense)	–	–	–

Net loss	$(1,794,455)	(589,007)	$(2,383,462)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.54)	(0.18)	$(0.72)

Weighted average common shares outstanding
Basic and diluted	3,307,118	–	3,307,118

Statements of Changes in Stockholders’ Equity – As Filed – For the Year Ended December 31, 2023

	Series B, Preferred Stock		Common Stock		Additional Paid-In	Stocks to be	Accumulated
	Shares	Value	Shares	Value	Capital	Issued	Deficit	Total
Balance, December 31, 2022	140	$1	3,392,250	$33,923	$4,714,041	$–	$(1,538,591)	$3,209,374

Issuance of common shares for services	–	–	75,005	750	(750)	–	–	–
Conversion to preferred shares	50	1	(250,000)	(2,500)	2,499	–	–	–
Net loss	–	–	–	–	–	–	(1,794,455)	(1,794,455)

Balance, December 31, 2023	190	$2	3,217,255	$32,173	$4,715,790	$–	$(3,333,046)	$1,414,919

Statements of Changes in Stockholders’ Equity – Restatement Adjustments – For the Year Ended December 31, 2023

	Series B, Preferred Stock		Common Stock		Additional Paid-In	Stocks to be	Accumulated
	Shares	Value	Shares	Value	Capital	Issued	Deficit	Total
Balance, December 31, 2022	–	$–	–	$–	$–	$–	$(10,993)	$(10,993)

Issuance of common shares for services	–	–	–	–	600,000	–	–	600,000
Conversion to preferred shares	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	(589,007)	(589,007)

Balance, December 31, 2023	–	$–	–	$–	$600,000	$–	$(600,000)	$–

Statements of Changes in Stockholders’ Equity – As Restated – For the Year Ended December 31, 2023

	Series B, Preferred Stock		Common Stock		Additional Paid-In	Stocks to be	Accumulated
	Shares	Value	Shares	Value	Capital	Issued	Deficit	Total
Balance, December 31, 2022	140	$1	3,392,250	$33,923	$4,714,041	$–	$(1,549,584)	$3,198,381

Issuance of common shares for services	–	–	75,005	750	599,250	–	–	600,000
Conversion to preferred shares	50	1	(250,000)	(2,500)	2,499	–	–	–
Net loss	–	–	–	–	–	–	(2,383,462)	(2,383,462)

Balance, December 31, 2023	190	$2	3,217,255	$32,173	$5,315,790	$–	$(3,933,046)	$1,414,919

Statement of Cash Flows for the Year Ended December 31, 2023
	As Filed	Restatement Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(1,794,455)	$(589,007)	$(2,383,462)
Depreciation	5,600	–	5,600
Stock compensation expense	–	600,000	600,000
Change in assets and liabilities:
Accounts receivable	–	–	–
Deferred offering costs	(424,933)	424,933	–
Other current assets	18,744	–	18,744
Accounts payable and accrued expenses	(6,441)	(10,993)	(17,434)
Net cash used in operating activities	(2,201,485)	424,933	(1,776,552)

Cash flows from investing activities
Purchases of property and equipment	(3,164)	–	(3,164)
Net cash used in investing activities	(3,164)	–	(3,164)

Cash flows from financing activities:
Deferred offering costs	–	(424,933)	(424,933)
Net cash used in financing activities	–	(424,933)	(424,933)

Net increase (decrease) in cash	(2,204,649)	–	(2,204,649)

Cash, beginning of year	3,099,422	–	3,099,422

Cash, end of year	$894,773	$–	$894,773

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–	$–
Cash paid for income tax	$–	$–	$–

In addition, amounts were restated in the following footnote:

Note 5 – Earnings Per Share and Stockholders’ Equity

Balance Sheet as of December 31, 2022
	As Filed	Restatement Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$3,099,422	$–	$3,099,422
Deferred offering costs	87,825	(87,825)	–
Other current assets	139,375	(100,000)	39,375
Total current assets	3,326,622	(187,825)	3,138,797

Non-current assets:
Property and equipment, net	3,690	–	3,690
Deferred offering costs	–	87,825	87,825
Other assets	–	100,000	100,000
Total non-current assets	3,690	187,825	191,515

Total assets	$3,330,312	$–	$3,330,312

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$120,938	$10,993	$131,931
Total current liabilities	120,938	10,993	131,931

Stockholders’ equity:
Series B preferred stock , par	1	–	1
Common stock, par	33,923	–	33,923
Additional paid in capital	4,714,041	–	4,714,041
Accumulated deficit	(1,538,591)	(10,993)	(1,549,584)
Total stockholders’ equity	3,209,374	(10,993)	3,198,381

Total liabilities and stockholders’ equity	$3,330,312	$–	$3,330,312

Statement of Operations for the Year Ended December 31, 2022
	As Filed	Restatement Adjustments	As Restated

Revenue	$–	$–	$–

Cost of goods sold	–	–	–

Gross profit	–	–	–

Operating expenses:
Research and development	91,325	–	91,325
General and administrative	1,150,522	(70,807)	1,079,715
Depreciation and amortization	885	–	885
Total operating expenses	1,242,732	(70,807)	1,171,925

Loss from operations	(1,272,732)	70,807	(1,171,925)

Other income:
Interest income	148	–	148
Total other income	148	–	148

Net loss before income tax	(1,242,584)	70,807	(1,171,777)

Income tax benefit (expense)	–	–	–

Net loss	$(1,242,584)	$70,807	$(1,171,777)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.31)	$0.02	$(0.29)

Weighted average common shares outstanding
Basic and diluted	4,006,007	45,198	4,051,205

Statements of Changes in Stockholders’ Equity – As Filed – For the Year Ended December 31, 2022

	Series B, Preferred Stock		Common Stock		Additional Paid-In	Stocks to be	Accumulated
	Shares	Value	Shares	Value	Capital	Issued	Deficit	Total
Balance, December 31, 2021	–	$–	3,776,000	$37,760	$2,268,240	$1,892,065	$(296,007)	$3,902,058

Issuance of common stock for cash	–	–	316,250	3,163	2,438,802	(1,892,065)	–	549,900
Conversion to preferred stock	140	1	(700,000)	(7,000)	6,999	–	–	–
Net loss	–	–	–	–	–	–	(1,242,584)	(1,242,584)

Balance, December 31, 2022	140	$1	3,392,250	$33,923	$4,714,041	$–	$(1,538,591)	$3,209,374

Statements of Changes in Stockholders’ Equity – Restatement Adjustments – For the Year Ended December 31, 2022

	Series B, Preferred Stock		Common Stock		Additional Paid-In	Stocks to be	Accumulated
	Shares	Value	Shares	Value	Capital	Issued	Deficit	Total
Balance, December 31, 2021	–	$–	260,000	$2,600	$1,989,365	$(1,892,065)	$(81,800)	$18,100

Issuance of common stock for cash	–	–	(260,000)	(2,600)	(1,989,365)	1,892,065	–	(99,900)
Conversion to preferred stock	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	70,807	70,807

Balance, December 31, 2022	–	$–	–	$–	$–	$–	$(10,993)	$(10,993)

Statements of Changes in Stockholders’ Equity – As Restated – For the Year Ended December 31, 2022

	Series B, Preferred Stock		Common Stock		Additional Paid-In	Stocks to be	Accumulated
	Shares	Value	Shares	Value	Capital	Issued	Deficit	Total
Balance, December 31, 2021	–	$–	4,036,000	$40,360	$4,257,605	$–	$(377,807)	$3,920,158

Issuance of common stock for cash	–	–	56,250	563	449,437	–	–	450,000
Conversion to preferred stock	140	1	(700,000)	(7,000)	6,999	–	–	–
Net loss	–	–	–	–	–	–	(1,171,777)	(1,171,777)

Balance, December 31, 2022	140	$1	3,392,250	$33,923	$4,714,041	$–	$(1,549,584)	$3,198,381

Statement of Cash Flows for the Year Ended December 31, 2022
	As Filed	Restatement Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(1,242,584)	$70,807	$(1,171,777)
Depreciation	885	–	885
Change in assets and liabilities:
Accounts receivable	945	–	945
Deferred offering costs	(87,825)	87,825	–
Other current assets	(24,153)	(115,222)	(139,375)
Accounts payable and accrued expenses	120,938	(807)	120,131
Net cash used in operating activities	(1,231,794)	42,603	(1,189,191)

Cash flows from investing activities
Related party receivable	–	45,222	45,222
Purchases of property and equipment	(4,575)	–	(4,575)
Net cash provided by (used in) investing activities	(4,575)	45,222	40,647

Cash flows from financing activities:
Proceeds from common stock receivable	–	99,900	99,900
Issuance of common stock	549,900	(99,900)	450,000
Deferred offering costs	–	(87,825)	(87,825)
Net cash provided by financing activities	549,900	(87,825)	462,075

Net increase (decrease) in cash	(686,469)	–	(686,469)

Cash, beginning of year	3,785,891	–	3,785,891

Cash, end of year	$3,099,422	$–	$3,099,422

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–	$–
Cash paid for income tax	$–	$–	$–

Note 10 – Subsequent Events

Fat Shark and Rotor Riot Acquisition

On February 16, 2024, the Company closed on the acquisitions of both Fat Shark and Rotor Riot from Red Cat and Jeffrey Thompson, the founder and Chief Executive Officer of Red Cat (the “Business Combination”). Fat Shark and Rotor Riot are in the business of designing and marketing consumer drones and first-person-view (“FPV”) goggles. Rotor Riot is also a licensed authorized reseller of consumer drones manufactured by third-parties.

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

The Business Combination was based on a share purchase agreement (the “Purchase Agreement”) that was executed on November 21, 2022. From November 21, 2022 to February 16, 2024, the Purchase Agreement was subject to several amendments and subject to certain working capital adjustments. Under the terms of the Purchase Agreement, as amended, the consideration paid for the acquired assets consisted of (i) $1.0 million in cash and a cash deposit of $0.1 million made in 2022, (ii) issuance of a $4.0 million 18 month promissory note to Red Cat after a working capital adjustment made in July 2024, and (iii) the issuance of 4,250,000 shares of the Company’s common stock, which represented approximately 48.66% of the outstanding common stock of the Company on February 16, 2024, after the effect of the issued shares (collectively the “Consideration Paid”). The Company has currently valued the Red Cat common stock at $4.00 per share which represents the IPO price of the Company’s common stock on February 15, 2024. Accordingly, the value of the Consideration Paid is equal to $22,100,000.

The acquisitions met the definition of a business combination under ASC 805, Business Combinations, and therefore the assets acquired and liabilities assumed are accounted for at fair value. The Company has not completed its evaluation of the fair value of assets acquired and liabilities assumed of Fat Shark and Rotor Riot for the purpose of its 2024 fiscal year financial reporting and as such has not fully determined the unallocated purchase price between goodwill and other intangible assets. Such amounts are subject to adjustment during the one-year measurement period.

The following represents the fair value allocation of Fat Shark and Rotor Riot Purchase Price:

Cash	$147,200
Accounts receivable (approximates contractual value)	6,798
Inventories (on hand and prepaid)	2,611,583
Other current assets	10,892
Right of use asset - operating	378,430
Other long-term assets	59,426
Goodwill and intangible assets (unallocated purchase price)	19,666,086

Total assets	22,880,415

Accounts payable and accrued liabilities	287,544
Customer deposits	114,441
Operating lease liability – current and long-term	378,430
Total liabilities	780,415

Total purchase price	$22,100,000

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

	For the Year Ended		For the Year Ended
	December 31, 2023		December 31, 2022
	As Reported	Proforma (unaudited)	As Reported	Proforma (unaudited)
Revenue	$–	$4,682	$–	$4,890
Gross profit/(loss)	–	549,739	–	784
Loss from operations	(2,383)	(5,005)	(1,172)	(2,572)
Other expense	–	56	0	36
Net loss	$(2,383)	$(5,061)	$(1,172)	$(2,608)
Net earnings per share:
Basic	$(0.72)	$(0.58)	$(0.29)	$(0.27)

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

The unaudited pro forma financial information for the periods presented includes adjustments to: 1) eliminate intercompany revenue and associated cost of sales for sales of product from Fat Shark to Rotor Riot, 2) to adjust fair value for certain Fat Shark inventory as if the acquisition had occurred as of the beginning of the respective periods and 3) to include acquisition related expenses in 2023 that were incurred in 2024.

Nevada Reincorporation

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

Management Services Agreement

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

Equity Incentive Plan Issuances

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

On July 30, 2024, the Board of the Company issued non-employee directors set forth in the table below, the equity portion of their quarterly compensation. Each of the directors received a vested restricted stock grant for services as a director (and where applicable, committee member) during the quarter ended June 30, 2024. The shares of restricted common stock were granted under the Company’s 2022 Equity Incentive Plan and was subject to each director executing the Company’s standard Restricted Stock Agreement, which occurred on July 29, 2024. The fair value per share was based on the quoted trading price as of the close of the market as of July 17, 2024. The directors also received a cash grant for the quarter of $5,416.67 for committee members and $5,000 for non-committee members.

Director	Fair Value Per Share	Amount of Restricted Common Stock	Aggregate Fair Value
Cristina Colón	$1.79	6,052	$10,833
Robert Lowry	$1.79	6,052	$10,833
Sanford Rich	$1.79	6,052	$10,833
Jeffrey Thompson	$1.79	5,587	$10,000

Working Capital Adjustment

On July 22, 2024 the Company finalized its working capital adjustment related to the acquisitions of Fat Shark and Rotor Riot for an additional $2.0 million and a total Purchase Price of $22.1 million. The additional $2.0 million was added to the existing note payable for a total of $4.0 million and extended the maturity date to November 30, 2025 and the goodwill and intangible assets was increased by $2.0 million.

Series A Convertible Preferred Stock

Effective July 16, 2024, the Company filed a Certificate of Designations, Preferences and Rights of the Series A Convertible Stock with the Nevada Secretary of State. On July 22, 2024, Red Cat entered into an Exchange Agreement with the Company pursuant to which Red Cat exchanged 4,250,000 shares of the Company’s common stock, par value $0.01 per share for 4,250 shares of the Company’s newly designated Series A Convertible Preferred Stock (the “Series A”). Red Cat then sold the Series A and the New Notes to two investors on July 22, 2024.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

EXHIBIT INDEX

			Incorporated by Reference
Exhibit	Description	Filed/Furnished	Form	Exhibit	Filing
No.		Herewith		No.	Date
1.1	Form of Underwriting Agreement, dated February 14, 2024, by and between Unusual Machines, Inc. and Dominari Securities, LLC +		8-K	1.1	2/16/2024
2.1	Agreement and Plan of Merger by and between Unusual Machines, Inc., a Puerto Rico corporation and Unusual Machines, Inc., a Nevada corporation		8-K	2.1	4/23/2024
3.1	Articles of Incorporation		8-K	3.1	4/23/2024
3.2	Bylaws		8-K	3.2	4/23/2024
3.3	Certificate of Designation of Series A Convertible Preferred Stock		8-K	3.1	7/22/2024
3.4	Certificate of Designation of Series B Convertible Preferred Stock		8-K	3.3	4/23/2024
3.5	Form of Common Stock Certificate		8-K	3.4	4/23/2024
4.1	Revised Form of Representatives Warrant		S-1/A	10.7	2/1/2024
4.2	Form of Representatives Warrant		8-K	4.1	2/16/2024
4.3	Form of 8% Promissory Note+		8-K	4.1	7/22/2024
4.4	Description of Securities		10-K	4.7	3/22/24
10.1	Share Purchase Agreement+		S-1	10.1	3/14/2023
10.1(a)	Amended and Restated Amendment No. 1 to Share Purchase Agreement		S-1/A	10.2	5/3/2023
10.1(b)	Amendment No. 2 to Share Purchase Agreement		S-1/A	10.3	8/7/2023
10.1(c)	Amendment No. 3 to Share Purchase Agreement		S-1/A	10.4	9/19/2023
10.1(d)	Amendment No. 4 to Share Purchase Agreement		S-1/A	10.5	12/15/2023
10.2	Employment Agreement with Brian Hoff #+		S-1	10.6	3/14/2023
10.2(a)	Form of Amendment No. 1 to the to Employment Agreement with Brian Hoff #		S-1/A	10.11A	8/7/2023
10.3	Form of Patent Assignment		S-1/A	10.6	8/7/2023
10.4	Form of Trademark Assignment		S-1/A	10.7	8/7/2023
10.5	Form of Non-Compete Agreement		S-1/A	10.8	8/7/2023
10.6	Form of Restricted Stock Unit Agreement		S-1/A	10.18	8/7/2023
10.7	Revised Form of Registration Rights Agreement		S-1/A	10.6	12/15/2023
10.8	Amended 2022 Equity Incentive Plan #		S-1/A	10.11	12/15/2023
10.9	Brandon Torres Declet Termination and Release Agreement		S-1/A	10.22	12/15/2023
10.10	Form of Lock-up Agreement		S-1/A	10.14	2/1/2024
10.11	Form of Lock-up Agreement – Jeffrey Thompson		S-1/A	10.15	2/1/2024
10.12	Allan Evans Non-Compete Agreement		8-K	10.9	2/22/2024
10.13	Management Services Agreement #		8-K	10.1	5/6/2024
10.14	Form of Restricted Stock Agreement		8-K	10.2	5/6/2024
10.15	Form of Exchange Agreement+		8-K	10.1	7/22/2024
10.16	Form of Closing Date Working Capital Agreement and Consent+		8-K	10.2	7/22/2024
10.17	Form of Restricted Stock Agreement		8-K	10.1	7/31/2024
14.1	Code of Ethics		S-1/A	10.17	8/7/2023
16.1	Letter from BF Borgers CPA PC		8-K	16.1	4/16/2024
19.1	Insider Trading Compliance Policy		10-K	19.1	3/22/2024
21.1	List of Subsidiaries	(1)

5

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)
97.1	Clawback Policy		10-K	97.1	3/22/2024
101.INS	Inline XBRL Instance Document	(1)
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	(1)

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC Staff upon request.
#	Indicates management contract or compensatory plan, contract or agreement.
(1)	Filed herein
(3)	Furnished herein.

6

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

Date: August 9, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

SIGNATURE	TITLE	DATE

/s/ Allan Evans	Chief Executive Officer, President and Director	August 9, 2024
Allan Evans	(Principal Executive Officer)

/s/ Brian Hoff	Chief Financial Officer	August 9, 2024
Brian Hoff	(Principal Financial and Accounting Officer)

/s/ Cristina Colón	Director	August 9, 2024
Cristina Colón

/s/ Robert Lowry	Director	August 9, 2024
Robert Lowry

/s/ Sanford Rich	Director	August 9, 2024
Sanford Rich

/s/	Director
Jeffrey Thompson

7