Form 10-Q
period 2024-06-30
Unusual Machines, Inc.
filed 2024-08-14
CIK 1956955

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, 6,184,983 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, our ability to raise additional capital to meet our liquidity needs, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking are described more fully in the Section entitled “Risk Factors” contained in our final Prospectus filed with the Securities and Exchange Commission on April 19, 2024.

These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Unusual Machines, Inc.

Consolidated Condensed Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,222,445	$894,773
Inventory	1,638,038	–
Prepaid inventory	1,074,403	–
Other current assets	182,077	120,631
Total current assets	5,116,963	1,015,404

Non-current assets:
Property and equipment, net	912	1,254
Deferred offering costs	–	512,758
Operating lease right-of-use assets	356,965	–
Goodwill and intangible assets	19,666,087	–
Other non-current assets	59,426	–
Total non-current assets	20,083,390	514,012

Total assets	$25,200,353	$1,529,416

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$786,598	$114,497
Operating lease liabilities	62,482	–
Deferred revenue	82,120	–
Total current liabilities	931,200	114,497

Long-term liabilities
Promissory note	4,000,000	–
Operating lease liabilities – long term	297,332	–

Total liabilities	5,228,532	114,497

Commitments and contingencies (See note 12)

Stockholders’ equity:
Series B preferred stock - $0.01 par value, 10,000,000 authorized and 50 and 190 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1	2
Common stock - $0.01 par value, 500,000,000 authorized and 10,411,240 and 3,217,255 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	104,113	32,173
Additional paid in capital	26,518,993	5,315,790
Accumulated deficit	(6,651,286)	(3,933,046)
Total stockholders’ equity	19,971,821	1,414,919

Total liabilities and stockholders’ equity	$25,200,353	$1,529,416

See accompanying condensed unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statement of Operations

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
				(Restated – Note 13)
Revenues	$1,411,124	$–	$2,030,039	$–

Cost of goods sold	1,022,684	–	1,437,432	–

Gross Margin	388,440	–	592,607	–

Operating Expenses
Operations	213,772	–	326,094	–
Research and development	10,282	–	27,078	–
Sales and marketing	386,332	–	543,390	–
General and administrative	1,349,587	434,917	2,353,761	1,612,439
Depreciation and amortization	171	381	342	763
Total operating expenses	1,960,144	435,298	3,250,664	1,613,202
Operating loss	(1,571,704)	(435,298)	(2,658,057)	(1,613,202)

Other Expense
Interest expense	40,534	–	60,183	–
Other Expense	40,534	–	60,183	–

Net loss	$(1,612,238)	$(435,298)	$(2,718,240)	$(1,613,202)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.16)	$(0.13)	$(0.34)	$(0.47)

Weighted average common shares outstanding
Basic and diluted	10,040,741	3,384,837	8,053,299	3,398,470

See accompanying condensed unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

Six Months Ended June 30, 2023 (Restated – Note 13)

	Series B, Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2022	140	$1	3,392,250	$33,923	$4,714,041	$(1,549,584)	$3,198,381

Issuance of common shares for services	–	–	75,005	750	599,250	–	600,000
Net loss	–	–	–	–	–	(1,177,904)	(1,177,904)

Balance, March 31, 2023	140	$1	3,467,255	$34,673	$5,313,291	$(2,727,488)	$2,620,477

Conversion of preferred stock	50	1	(250,000)	(2,500)	2,499	–	–
Net loss	–	–	–	–	–	(435,298)	(435,298)

Balance, June 30, 2023	190	$2	3,217,255	$32,173	$5,315,790	$(3,162,786)	$2,185,179

Six Months Ended June 30, 2024

	Series B, Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2023	190	$2	3,217,255	$32,173	$5,315,790	$(3,933,046)	$1,414,919

Issuance of common shares as settlement	–	–	16,086	161	64,183	–	64,344
Issuance of common shares, initial public offering, net of offering costs	–	–	1,250,000	12,500	3,837,055	–	3,849,555
Issuance of common shares, business combination	–	–	4,250,000	42,500	16,957,500	–	17,000,000
Conversion of preferred shares	(120)	(1)	600,000	6,000	(5,999)	–	–
Net loss	–	–	–	–	–	(1,106,002)	(1,106,002)

Balance, March 31, 2024	70	$1	9,333,341	$93,334	$26,168,529	$(5,039,048)	$21,222,816

Conversion of preferred shares	(20)	–	100,000	1,000	(1,000)	–	–
Issuance of common shares, equity incentive plan	–	–	977,899	9,779	(9,779)	–	–
Stock compensation expense - vested stock	–	–	–	–	346,854	–	346,854
Stock option compensation expense	–	–	–	–	14,389	–	14,389
Net loss	–	–	–	–	–	(1,612,238)	(1,612,238)

Balance, June 30, 2024	50	$1	10,411,240	$104,113	$26,518,993	$(6,651,286)	$19,971,821

See accompanying condensed unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statement of Cash Flows

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Six Months Ended June 30,
	2024	2023
		(Restated – Note 13)
Cash flows from operating activities:
Net loss	$(2,718,240)	$(1,613,202)
Depreciation and amortization	342	763
Stock compensation expense as settlement	64,344	600,000
Stock compensation expense	361,243	–
Change in assets and liabilities:
Accounts receivable	6,798	–
Inventory	152,566	–
Prepaid inventory	(253,424)	–
Other assets	(129,089)	22,500
Accounts payable and accrued expenses	384,556	(32,922)
Operating lease liabilities	(18,615)	–
Customer deposits and other current liabilities	(32,321)	–
Net cash used in operating activities	(2,181,840)	(1,022,861)

Cash flows from investing activities
Cash portion of consideration paid for acquisition of businesses, net of cash received	(852,801)	–
Net cash used in investing activities	(852,801)	–

Cash flows from financing activities:
Proceeds from issuance of common shares	5,000,000	–
Common share issuance offering costs	(637,687)	(223,579)
Net cash provided by (used in) financing activities	4,362,313	(223,579)

Net increase (decrease) in cash	1,327,672	(1,246,440)

Cash, beginning of period	894,773	3,099,422

Cash, end of period	$2,222,445	$1,852,982

Supplemental disclosures of cash flow information:
Non-cash consideration paid for assets acquired and liabilities assumed	$19,000,000	$–
Deferred acquisition costs	$100,000	$–
Deferred offering costs recorded as reduction of proceeds	$512,758	$–

See accompanying condensed unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

For the Period Ended June 30, 2024

Note 1 – Organization and nature of business

Unusual Machines, Inc. (“the Company”) is a Nevada corporation engaged in the commercial drone industry. The Company reincorporated from Puerto Rico to Nevada on April 22, 2024.

On February 16, 2024, the Company closed its Initial Public Offering (the “IPO”) of 1,250,000 shares of common stock at a public offering price of $4.00 per share (“IPO Price”). The shares are traded on NYSE American. Simultaneous with the closing of the IPO, the Company acquired Fat Shark Holdings Ltd. (“Fat Shark”) and Rotor Riot, LLC (“Rotor Riot”) from Red Cat Holdings, Inc. (“Red Cat”) (See Note 3).

Note 2 – Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries, Fat Shark and Rotor Riot since the acquisitions on February 16, 2024. Intercompany transactions and balances have been eliminated upon consolidation.

Unaudited interim financial information

The consolidated condensed financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report, as is permitted by such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A, for the year ended December 31, 2023. The results for any interim period are not necessarily indicative of results for any future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash deposits in multiple commercial banks and financial services companies. These financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. At June 30, 2024 and December 31, 2023, the Company had approximately $1.7 million and $0.6 million, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of the financial institutions with which it invests.

Accounts Receivable, net

The Company carries its accounts receivable at invoiced amounts. Upon the closing of the acquisitions in February 2024 when we acquired accounts receivable, the Company adopted ASC 326, Financial Instruments – Credit Losses, which the Company evaluates all credit losses as of the reporting date. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a history of past write-offs and collections and current credit conditions. Accounts are written-off as uncollectible at the discretion of management. At June 30, 2024 and December 31, 2023, the Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established.

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

Deferred offering costs

The Company deferred direct incremental costs associated with its IPO. The Company capitalized $127,687 and $70,268 during the six months ended June 30, 2024 and 2023 prior to the IPO, respectively and the deferred offering costs were $512,758 as of December 31, 2023. Deferred offering costs consist of primarily legal, advisory, and consulting fees incurred in connection with the formation and preparation of the IPO. After consummation of the IPO, total deferred offering costs of $640,445 were recorded as a reduction to additional paid-in capital generated as a result of the offering.

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

Warranty Liability

Fat Shark products are warranted against defects in materials and workmanship for a period of two years from the date of shipment. If a defect arises during the warranty period, Fat Shark will either (i) repair the affected product at no charge using new parts or parts that are equivalent to new in performance and reliability; (ii) exchange the affected product with a functionally equivalent product; or (iii) refund the original purchase price for the affected product. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 24 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying consolidated balance sheets and amounted $66,025 as of June 30, 2024, which was acquired as a part of the acquisitions in February 2024.

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

Deferred Revenue

Deferred revenue relates to (i) orders placed, but not yet fulfilled and (ii) customer tickets purchased related to the Company’s Rampage event, in which tickets are sold in advance and recognized when the event takes place. All deferred revenue is expected to be recognized within one year. Deferred revenue related to orders placed, but not yet fulfilled totaled $82,120 and $0 as of June 30, 2024 and December 31, 2023, respectively.

Cost of Goods Sold

Cost of goods sold includes inventory costs, direct packaging costs and production related depreciation, if any.

Shipping and Handling Costs

Shipping and handling costs incurred for product shipped to customers are included in general and administrative expenses and amounted to $74,634 since February 16, 2024, the date of the acquisition, through June 30, 2024. The Company did not incur and shipping and handling costs in the six months ended June 30, 2023. Shipping and handling costs charged to customers are included in sales.

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

The Company’s current provision for the six months ending June 30, 2024 and 2023 consisted of a tax benefit against which we applied a full valuation allowance, resulting in no current provision for income taxes. Since the Company has not generated an operating profit since inception, there are no deferred tax assets other than a net operating loss carryforward offset by a valuation allowance as of June 30, 2024 and December 31, 2023.

Stock-Based Compensation

Stock options are valued using the estimated grant-date fair value method of accounting in accordance with ASC Topic 718, Compensation – Stock Compensation. Fair value is determined based on the Black-Scholes Model using inputs reflecting our estimates of expected volatility, term and future dividends. The Company recognizes forfeitures as they occur. The fair value of restricted stock is based on our quoted stock price or other fair value indicators on the date of grant. Compensation cost is recognized on a straight-line basis over the service period which is typically the vesting term.

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

The Business Combination was based on a share purchase agreement (the “Purchase Agreement”) that was executed on November 21, 2022. From November 21, 2022 to February 16, 2024, the Purchase Agreement was subject to several amendments and subject to certain working capital adjustments. Under the terms of the Purchase Agreement, as amended, the consideration paid for the acquired assets consisted of (i) $1.0 million in cash and a cash deposit of $0.1 million made in 2022, (ii) issuance of a $4.0 million 18 month promissory note to Red Cat (see Note 8 “Debt” for further details), and (iii) the issuance of 4,250,000 shares of the Company’s common stock, which represented approximately 48.66% of the outstanding common stock of the Company on February 16, 2024, after the effect of the issued shares (collectively the “Consideration Paid”). The Company has currently valued the Red Cat common stock at $4.00 per share which represents the IPO price of the Company’s common stock on February 15, 2024. Accordingly, the value of the Consideration Paid is equal to $22,100,000. See Note 14, Subsequent Events, related to the working capital adjustment.

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

Initial goodwill and intangible assets relate to Fat Shark and Rotor Riot being FPV market leaders and their well-known and established brands within the industry. Combining these entities and their existing customer base along with Unusual Machines’ strategy of extending to B2B sales of drone components will provide strategic advantage. The Company will evaluate the amount of goodwill and intangibles that are expected to be deductible for tax purposes once the unallocated purchase price is finalized.

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

	For the Six Months Ended		For the Six Months Ended
	June 30, 2024		June 30, 2023
	As Reported	Proforma (unaudited)	As Reported	Proforma (unaudited)
Revenue	$2,030	$2,525	$–	$2,663
Gross profit/(loss)	593	624	–	362
Loss from operations	(2,658)	(3,347)	(1,613)	(3,876)
Other expense	60	39	–	36
Net loss	$(2,718)	$(3,386)	$(1,613)	$(3,912)
Net earnings per share:
Basic	$(0.34)	$(0.34)	$(0.47)	$(0.44)

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

Note 4 – Inventories

Inventories, consisting solely of finished goods, totaled $1,638,038 and $0 as of June 30, 2024 and December 31, 2023, respectively. In addition, the Company had prepaid and deposits for inventory totaling $1,074,403 and $0 as of June 30, 2024 and December 31, 2023, respectively.

Note 5 – Other Current Assets

Other current assets included as of::

	June 30, 2024	December 31, 2023
Deposit related to Rotor Riot, LLC and Fat Shark, Ltd. acquisitions	$–	$100,000
Prepaid insurance	157,500	20,631
Other receivables	10,000	–
Other prepaid expenses	14,577	–
Total other current assets	$182,077	$120,631

Note 6 – Property and Equipment, net

Property and equipment consist of assets with an estimated useful life greater than one year. Property and equipment are reported net of accumulated depreciation, and the reported values are periodically assessed for impairment. Property and equipment as of:

	June 30, 2024	December 31, 2023
Computer equipment	$7,738	$7,738
Accumulated depreciation	(6,826)	(6,484)
Total property and equipment, net	$912	$1,254

Depreciation expense totaled $342 and $762 for the six months ended June 30, 2024 and 2023, respectively.

Note 7 – Operating Leases

As identified in Note 3 “Acquisitions”, the acquired businesses, specifically Rotor Riot, has entered into a five-year operating lease for approximately 6,900 square feet of warehouse and office space in Orlando, Florida. The lease commenced in November 2023 and expires in October 2028. The Company has valued the ROUA and the associated liability, as of February 15, 2024, at $378,430. The Company has no finance leases. Operating lease expense totaled $39,429 from the date of acquisition through the period ended June 30, 2024. The following is a summary of future lease payments required under the five-year lease agreement:

Year	Future Lease Payments	Operating Lease Discount	Operating Lease Liability
2024	$48,944	$(19,122)	$29,822
2025	101,133	(33,313)	67,820
2026	105,178	(25,468)	79,710
2027	109,037	(15,985)	93,052
2028	94,185	(4,776)	89,409
Total	$458,477	$(98,664)	$359,813

Supplemental Information
Weighted average remaining lease term (in years)	4.33
Weighted average discount rate	11.49%

Note 8 – Promissory Note

In conjunction with the acquisition of Fat Shark and Rotor Riot, as discussed in Note 3, the Company issued a promissory note (“Note”) with Red Cat Holdings, Inc. (“Red Cat”) for $2.0 million. In July 2024, the Company finalized its working capital adjustment with Red Cat which increased the overall purchase price by an additional $2.0 million. The additional $2.0 million was added to the existing Note and was reflected as an adjustment to the opening purchase price and was included in the opening balance sheet as of February 16, 2024 as an increase to goodwill and intangible assets. Accordingly, the Note was amended to increase to $4.0 million. In conjunction with a private sale of Red Cat’s common stock and its promissory note to two investors, the Company issued new notes to such investors (the “New Notes”). The New Notes bear interest at 8% annually. In conjunction with the finalization of the working capital adjustment, the maturity date of the New Notes was extended to be due in full on November 30, 2025, subject to certain conditions. In the Event of Default as defined in the Promissory Note, the investors each have the right to convert the New Notes including any accrued and unpaid interest, in whole or in part, into common stock. The conversion price is calculated at a 10% discount of the average three-day volume-weighted average price (VWAP) prior to the conversion date. The balance of the Note payable was $4.0 million as of June 30, 2024. Interest expense for the six months ended June 30, 2024 was $60,183 and the Company had accrued interest of $6,677 as of June 30, 2024. See Note 14, Subsequent Events for additional information.

Note 9 – Earnings Per Share and Stockholders’ Equity

Earnings per Share

Outstanding securities not included in the computation of diluted net loss per share because their effect would have been anti-dilutive include 250,000 and 950,000 shares of Series B Preferred Stock, as converted as of June 30, 2024 and 2023, respectively, the 310,000 of stock options issued to employees as of June 30, 2024, the 62,500 of common stock representative warrants issued to the underwriter associated with the February 2024 IPO and 3,418,803 shares of common stock, as converted, associated with the Note discussed in Note 8 “Debt”.

Preferred Stock

The preferred stock par value is $0.01. The Series B preferred stock is convertible into common stock at a ratio of 5,000 shares of common stock for each share of Series B stock held, subject to certain limitations. Series B preferred shares are not entitled to vote on any matters submitted to shareholders of the Company.

Subsequent to the IPO but prior to June 30, 2024, certain shareholders converted 140 shares of Series B preferred shares into 700,000 shares of common stock. The Company canceled the 140 shares of Series B preferred shares upon the conversion.

On June 1, 2023, the Company issued an additional 50 Series B preferred shares in connection with the cancellation of 250,000 shares of common stock.

Series B preferred shares outstanding at June 30, 2024 totaled 50 which are convertible into 250,000 shares of common stock. Series B preferred shares outstanding at December 31, 2023 totaled 190 which are convertible into 950,000 shares of common stock.

See Note 14, Subsequent Events, for more information regarding the Company’s Series A Convertible Preferred Stock.

Common Stock

The common stock par value is $0.01.

2024 Transactions

On January 2, 2024, the Company issued 16,086 shares of common stock to its prior Chief Executive Officer as a part of a separation agreement and recognized compensation expense of $64,344, which is $4 per share, the last valuation of the Company’s private placement and the value of the IPO in February 2024.

On February 16, 2024 the Company completed its IPO and issued 1,250,000 shares of common stock at the IPO Price for total net proceeds of $3,849,555. The Company incurred $510,000 direct deduction from proceeds, $127,687 in cash disbursements related to offering costs in the six months ended June 30, 2024 and $512,758 in prior year paid and deferred offering costs as of December 31, 2023 for a total of $1,150,445 offering costs, associated with the IPO which consisted of underwriter, legal, accounting, and other associated filing fees. These costs have been recorded as a reduction of the gross proceeds from the IPO in stockholder’s equity. The Company also incurred additional costs related to warrants to purchase 62,500 shares of common stock issued to the underwriters as partial compensation for services rendered in connection with the IPO, which is preliminarily valued at $250,000 as of the date of the IPO using the IPO Price of $4 per share. The Company is planning to value the warrants using a Black-Scholes valuation model but has not completed this workflow. Any change to the fair value of the warrants would have no change to the Company’s financial statements since the value of the warrants would only impact the “offering costs” and thus entry would be to adjust “Additional Paid-In Capital – Common Stock” and “Additional Paid-In Capital – Warrants”. The warrants are exercisable for common stock at a price of $5.00 per share (125% of the IPO Price) at any time beginning on August 15, 2024 through and including February 16, 2029, the expiration date.

Simultaneously with its IPO and as a part of the Purchase Agreement as discussed in Note 3, the Company issued Red Cat 4,250,000 shares of common stock as consideration of the business combination. As agreed in the Purchase Agreement, $17.0 million of the purchase price would be issued in common stock based on the IPO price of $4.00 per share.

Subsequent to the IPO and prior to June 30, 2024, the Company issued 700,000 shares of common stock related to certain shareholders converting 140 of Series B shares into common stock.

On April 30, 2024, the Company issued 937,249 restricted shares of common stock to executive officers and board members of the Company. The shares of restricted stock were granted under the Company’s 2022 Equity Incentive Plan. The restricted shares issued to executive officers are subject to pro rata forfeiture through February 14, 2025.

On May 2, 2024, the Company issued an additional 40,650 of restricted shares of common stock to Allan Evans, the Company’s CEO related to an agreed upon reduction of salary. The shares of restricted stock were granted under the Company’s 2022 Equity Incentive Plan.

The April 30, 2024 and May 2, 2024 shares were valued at $1.20 and $1.23 per share, respectively for a total of $1,174,698 to be recognized pro-rata over the vesting period which is the forfeiture period. Stock compensation expense of $346,854 was recognized during the three months ended June 30, 2024.

See Note 14, Subsequent Events, for additional information.

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

Note 10 – Share Based Awards

Stock Options

The Company’s 2022 Equity Incentive Plan (the “Plan”) allows the Company to incentivize key employees and directors with long term compensation awards such as stock options, restricted stock, and other similar types of awards. The Plan is authorized to issue 1,461,876 of awards and has an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2025 and ending in 2032 equal to the lesser of (a) five percent (5%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our board of directors.

On April 30, 2024, the Company’s board of directors approved the grant of 310,000 stock options under the Plan to certain employees. The stock options are subject to certain vesting provisions.

The following table presents the activity for stock options outstanding:

		Weighted	Weighted Average
	Non-Qualified	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding - December 31, 2023	–	$–	–	–
Granted	310,000	1.20	9.83	$31,000
Forfeited/canceled	–	–	–	–
Exercised	–	–	–	–
Outstanding – June 30, 2024	310,000	$1.20	9.83	$31,000

The range of assumptions used to calculate the fair value of options granted during the six months ended June 30, 2024 was:

Exercise Price	$1.20
Stock Price on date of grant	$1.20
Risk-free interest rate	4.71%
Dividend yield	–
Expected term (years)	6.11
Volatility	129.45%

The Company recognized $14,389 in stock-based compensation expense related to stock options during the six months ended June 30, 2024. As of June 30, 2024, there was $325,371 of unrecognized stock-based compensation expense related to unvested stock options to be recognized over the remaining vesting term through 2028.

Restricted Stock

The following table presents the activity for stock options outstanding:

	Restricted	Awards	Awards
	Stock	Vested	Unvested
Outstanding - December 31, 2023	–	–	–
Granted	977,899	291,737	686,162
Forfeited/canceled	–	–	–
Exercised	–	–	–
Outstanding – June 30, 2024	977,899	291,737	686,162

The Company recognized $346,854 in stock-based compensation expense related to restricted stock during the six months ended June 30, 2024. As of June 30, 2024, there was $827,844 of unrecognized stock-based compensation expense related to unvested restricted stock to be recognized over the remaining vesting term through February 15, 2025.

Warrants

The following table presents the activity for warrants outstanding as of June 30, 2024:

Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding - December 31, 2023	–	$–

Granted	62,500	5.00
Forfeited/cancelled/restored	–	–
Exercised	–	–
Outstanding – June 30, 2024	62,500	$5.00

As discussed in Note 9, “Earnings Per Share and Stockholders’ Equity”, in connection with the IPO, the Company issued 62,500 representative warrants to its underwriters to purchase shares of common stock. The representative warrants have an exercise price of $5.00 or can be exercised through a cashless exercise feature. All warrants outstanding have a weighted average remaining contractual life of approximately 4.63 years as of June 30, 2024.

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

On April 30, 2024 (“Grant Date”), the Company’s board of directors approved the Company entering into a two-year Management Services Agreement (the “Agreement”) with 8 Consulting LLC (the “Consultant”) for the services of our Chief Executive Officer, Dr. Allan Evans, whereby the Consultant agreed to cause Dr. Evans to perform his services as the Company’s Chief Executive Officer and the Consultant will be compensated on behalf of Dr. Evans by the Company in connection with his performance of such services. The Agreement allows Dr. Evans to receive favorable tax benefits as a resident of the Commonwealth of Puerto Rico who will perform such services in Puerto Rico. Pursuant to the Agreement, Dr. Evans will perform the duties and responsibilities that are customary for a chief executive officer of a public company that either have revenues similar to the Company on a pro forma basis as reflected in the Prospectus filed with the SEC on February 15, 2024, or if pre-revenues, are an active and on-going business that are performing pre-revenue activities. The Consultant agreed to cause Dr. Evans, as Chief Executive Officer, (i) to undertake primary responsibility for managing all aspects of the Company and overseeing the preparation of all reports, registration statements and other filings required filed by the Company with the SEC and executing the certifications required the Sarbanes Oxley Act of 2002 and the rules of the SEC as the principal executive officer of the Company; (ii) attend investor meetings and road shows in connection with the Company’s fundraising and investor relations activities; (iii) to report to the Company’s board of directors; (iv) to perform services for such subsidiaries of the Company as may be necessary.

The Consultant receives a $250,000 fee per year payable in monthly installments. In addition, the Consultant was granted 488,000 fully vested shares of restricted common stock. The fair value of the shares was $585,600 based on the $1.20 quoted trading price on the Grant Date and will be recognized over the service period (see below). The grant of restricted common stock was made under the Company’s 2022 Equity Incentive Plan. The shares of restricted common stock are subject to pro rata forfeiture from February 14, 2024 until February 14, 2025, in the event that Dr. Evans is terminated or ends his services to the Company for any reason other than death or disability, as defined in the Internal Revenue Code. The Company and Dr. Evans previously entered into an Offer Letter dated November 27, 2023, under which he would serve as the Company’s Chief Executive Officer effective as of December 4, 2023. The Agreement terminates and replaces the Offer Letter dated November 27, 2023.

Note 12 – Commitments and Contingencies

As part of the business combination that occurred on February 14, 2024, the Company acquired a five-year operating lease for approximately 6,900 square feet of warehouse and office space in Orlando, Florida. The lease commenced in November 2023 and expires in October 2028. See Note 7 – Operating Leases for additional information.

Note 13 – Restatement of Previously Issued Financial Statements

On April 16, 2024, the Company changed their independent PCAOB-registered accounting firm and terminated its engagement with their prior auditor. On May 3, 2024, the Securities and Exchange Commission (“SEC”) issued an order that instituted a cease-and-desist against the Company’s previous auditor, which required the Company to obtain new auditors and re-audit its financial statements for the years ended December 31, 2023 and 2022.

The Company engaged a new, an independent and registered accounting firm, to re-audit the Company’s previously issued financial statements. During the Company’s re-audits, it was noted that certain transactions were not recorded in the correct period, stock compensation expense of $600,000 related to the March 7, 2023 common stock issuance was not recorded and deferred offering costs were classified as an operating activity rather than a financing activity. Expenses totaling $10,993 were originally recorded in 2023 but related to 2022 expenses.

With this restatement, the transactions previously recorded in the incorrect period have been updated to the correct period, classifications on the statements of cash flow have been corrected and the stock compensation previously not recorded has been properly recorded.

The following presents reconciliations of the impacted financial statement line items as filed to the restated amounts as of June 30, 2023 and for the periods then ended. The previously reported amounts reflect those included in the registration statements the Company filed with the Securities and Exchange Commission on September 19, 2023. These amounts are labeled “As Filed” in the tables below. The amounts labeled “Restatement Adjustments” represent the effects of these restatements due to the timing differences and stock compensation expense.

Statement of Operations for the Six Months Ended June 30, 2023
	As Filed	Restatement Adjustments	As Restated

Revenue	$–	$–	$–

Cost of goods sold	–	–	–

Gross profit	–	–	–

Operating expenses:
Research and development	–	–	–
General and administrative	1,023,433	589,007	1,612,440
Depreciation and amortization	762	–	762
Total operating expenses	1,024,195	589,007	1,613,202

Loss from operations	(1,024,195)	(589,007)	(1,613,202)

Other income:
Interest income	–	–	–
Total other income	–	–	–

Net loss before income tax	(1,024,195)	(589,007)	(1,613,202)

Income tax benefit (expense)	–	–	–

Net loss	$(1,024,195)	$(589,007)	$(1,613,202)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.30)	$(0.17)	$(0.47)

Weighted average common shares outstanding
Basic and diluted	3,398,470	–	3,398,470

Statements of Changes in Stockholders’ Equity – As Filed – For the Six Months Ended June 30, 2023

	Series B, Preferred Stock		Common Stock		Additional Paid-In	Stocks to be	Accumulated
	Shares	Value	Shares	Value	Capital	Issued	Deficit	Total
Balance, December 31, 2022	140	$1	3,392,250	$33,923	$4,714,041	$–	$(1,538,591)	$3,209,374

Issuance of common shares	–	–	75,005	750	(750)	–	–	–
Conversion to preferred shares	50	1	(250,000)	(2,500)	2,499	–	–	–
Net loss	–	–	–	–	–	–	(1,024,195)	(1,024,195)

Balance, June 30, 2023	190	$2	3,217,255	$32,173	$4,716,540	$–	$(2,562,786)	$2,185,929

Statements of Changes in Stockholders’ Equity – Restatement Adjustments – For the Six Months Ended June 30, 2023

	Series B, Preferred Stock		Common Stock		Additional Paid-In	Stocks to be	Accumulated
	Shares	Value	Shares	Value	Capital	Issued	Deficit	Total
Balance, December 31, 2022	–	$–	–	$–	$–	$–	$(10,993)	$(10,993)

Issuance of common shares	–	–	–	–	600,000	–	–	600,000
Conversion to preferred shares	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	(589,007)	(589,007)

Balance, June 30, 2023	–	$–	–	$–	$600,000	$–	$(600,000)	$–

Statements of Changes in Stockholders’ Equity – As Restated – For the Six Months Ended June 30, 2023

	Series B, Preferred Stock		Common Stock		Additional Paid-In	Stocks to be	Accumulated
	Shares	Value	Shares	Value	Capital	Issued	Deficit	Total
Balance, December 31, 2022	140	$1	3,392,250	$33,923	$4,714,041	$–	$(1,549,584)	$3,198,381

Issuance of common shares	–	–	75,005	750	599,250	–	–	600,000
Conversion to preferred shares	50	1	(250,000)	(2,500)	2,499	–	–	–
Net loss	–	–	–	–	–	–	(1,613,202)	(1,613,202)

Balance, June 30, 2023	190	$2	3,217,255	$32,173	$5,315,790	$–	$(3,162,786)	$2,185,179

Statement of Cash Flows for the Six Months Ended June 30, 2023

	As Filed	Restatement Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(1,024,195)	$(589,007)	$(1,613,202)
Depreciation	763	–	763
Stock compensation expense	–	600,000	600,000
Change in assets and liabilities:
Accounts receivable	–	–	–
Deferred offering costs	(223,579)	223,579	–
Other current assets	22,500	–	22,500
Accounts payable and accrued expenses	(21,929)	(10,993)	(32,922)
Net cash used in operating activities	(1,246,440)	223,579	(1,022,861)

Cash flows from investing activities
Purchases of property and equipment	–	–	–
Net cash used in investing activities	–	–	–

Cash flows from financing activities:
Deferred offering costs	–	(223,579)	(223,579)
Net cash provided by financing activities	–	(223,579)	(223,579)

Net increase (decrease) in cash	(1,246,440)	–	(1,246,440)

Cash, beginning of period	3,099,422	–	3,099,422

Cash, end of period	$1,852,982	$–	$1,852,982

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–	$–
Cash paid for income tax	$–	$–	$–

Note 14 – Subsequent Events

Amendments to Articles of Incorporation

On July 17, 2024, following approval by the Board of Directors, the Company filed a Certificate of Designations, Preferences, and Rights of the Series A Convertible Preferred Stock (the "COD”) with the Nevada Secretary of State. The COD designated 4,250 shares of Series A Convertible Preferred Stock (the “Series A”). The Series A ranks senior to both the Company’s common stock and any other series of preferred stock with respect to the preferences as to dividends, distributions, and payments, upon the liquidation, dissolution, and winding up of the Company. Each share of Series A may be converted into 1,000 shares of the Company’s common stock.

The Series A preferred shares have a conversion beneficial ownership limitation of 4.99%, or 9.99% upon election of the holder upon at least 61 days written notice to the Company. The Series A preferred shares have no voting rights, except as required by law and as expressly provided in the COD.

Working Capital Adjustment Agreement

On July 22, 2024, the Company and Red Cat finalized the working capital adjustment related to the acquisitions of Fat Shark and Rotor Riot pursuant to the Purchase Agreement. The Purchase Agreement provided that the purchase price was to be increased on a dollar-for-dollar basis by the amount by which the working capital exceeded the agreed working capital (the "Working Capital Adjustment”). After negotiations between the parties, it was determined that the Company owed Red Cat $2.0 million as a Working Capital Adjustment.

The original Note payable for $2.0 million was reissued to Red Cat with (i) an increased aggregate principal amount of $4,000,000 to give effect to the working capital adjustments discussed above, and (ii) extend the maturity date of the new Note to November 30, 2025.

Red Cat Holdings, Inc.’s Sale of Securities

On July 22, 2024, the Company’s principal shareholder, Red Cat sold all of its securities in the Company to two unaffiliated third-party investors (the "Investors”). As part of the transaction, Red Cat entered into an Exchange Agreement with the Company pursuant to which Red Cat exchanged 4,250,000 shares of the Company’s common stock, par value $0.01 per share for 4,250 shares of the Company’s newly designated Series A Convertible Preferred Stock (the "Series A”).

Red Cat then sold the Series A and the New Note Payable, to the Investors on July 22, 2024.

Quarterly Grants to our Board of Directors

On July 30, 2024, the Company issued non-employee directors listed in the table below the equity portion of their quarterly compensation. Each of the directors received a vested restricted stock grant for services as a director (and where applicable, committee member) during the quarter ended June 30, 2024. The shares of restricted common stock were granted under the Company’s 2022 Equity Incentive Plan and was subject to each director executing the Company’s standard Restricted Stock Agreement, which occurred on July 29, 2024. The fair value per share was based on the quoted trading price as of the close of the market as of July 17, 2024.

Director	Fair Value Per Share	Amount of Restricted Common Stock	Aggregate Fair Value
Cristina Colon	$1.79	6,052	$10,833
Sanford Rich	$1.79	6,052	$10,833
Robert Lowry	$1.79	6,052	$10,833
Jeffrey Thompson	$1.79	5,587	$10,000

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

Finalization of Working Capital Adjustment

On July 22, 2024, we finalized the working capital adjustment as stipulated in the Purchase Agreement, which resulted in an increase in the overall purchase price by an additional $2.0 million. We agreed to increase the principal amount of the original note for the working capital adjustment, which increased the total Note Payable to $4.0 million. In addition, we agreed to extend the maturity date of the promissory note to November 30, 2025.

Results of Operations – Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

Revenue

During the three months ended June 30, 2024 we generated revenues totaling $1,411,124 compared to $0 during the three months ended June 30, 2023, representing an increase of $1,411,124 or 100%. We did not generate any revenues until the closing of the acquisitions of Fat Shark and Rotor Riot on February 16, 2024. The majority of our revenue during the quarter relates to completed and fulfilled product sales during the period through our Rotor Riot retail channel and from our B2B wholesale through Fat Shark. We also generated $112,500 related to our Rampage event, which is an annual event held in May.

Cost of Goods Sold

During the three months ended June 30, 2024, we incurred cost of goods sold of $1,022,684 compared to $0 during the three months ended June 30, 2023, resulting in an increase of $1,022,684 or 100%. Similar to revenues, we did not incur any cost of goods sold until the closing of the acquisitions on February 16, 2024. Cost of goods sold primarily relate to product costs from our sales, but also include certain shipping and other direct product costs.

Gross Margin

During the three months ended June 30, 2024, our gross margin was $388,440 compared to $0 during the three months ended June 30, 2023, resulting in an increase of $388,440 or 100%. Our gross margin, as a percentage of sales, totaled 28% during the three months ended June 30, 2024, compared to 0% during the three months ended June 30, 2023. We anticipate our gross margin to fluctuate period to period depending on certain promotions and products that are sold during the period and the margins we generated during the quarter are in line with our expectations and normal operating margins.

Operating Expenses

During the three months ended June 30, 2024, operations expenses totaled $213,772 compared to $0 during the three months ended June 30, 2023, resulting in an increase of $213,772 or 100%. Prior to the closing of the acquisitions in February 2024, we did not have any operations expenses. Operations expenses primarily relate to our direct operations including our warehouse personnel and warehouse expenses.

During the three months ended June 30, 2024, research and development expenses totaled $10,282 compared to $0 for the three months ended June 30, 2023, resulting in an increase of $10,282 or 100%. Prior to the closing of the acquisitions in February 2024, we did not have any research and development expenses during 2023. Research and development expense primarily relates to new product development as we continue to partner with manufacturers to bring drone component manufacturing to the United States.

During the three months ended June 30, 2024, sales and marketing expenses totaled $386,332 compared to $0 for the three months ended June 30, 2023, resulting in an increase of $386,332 or 100%. Prior to the closing of the acquisitions in February 2024, we did not have any sales and marketing expenses. Sales and marketing expenses primarily relate to advertising spend related to Rotor Riot and payroll expenses. In addition, we incurred approximately $143,000 in expenses related to our Rampage event, which is an annual event held in May.

During the three months ended June 30, 2024, general and administrative expenses totaling $1,349,587 compared to $434,917 for the three months ended June 30, 2023, resulting in an increase of $914,670 or 210%. The increase relates to stock compensation expense during quarter that we did not have in the previous year, increase in expenses related to closing the IPO including legal and accounting fees, additional transition and integration related expenses, and the costs related to operating Fat Shark and Rotor Riot.

Net Loss

Our net loss for the three months ended June 30, 2024, totaled $1,612,238 compared to $435,298 for the three months ended June 30, 2023, resulting in an increase in net loss of $1,176,940 or 270%. The increase in net loss primarily relates to stock compensation expense taken during the period, in addition to the increase in general and administrative expenses related to closing the IPO and the increased operations and sales and marketing expenses we incurred since the acquisition from Fat Shark and Rotor Riot. This was partially offset by generating gross margin related to the revenue and cost of goods sold from sales for Fat Shark and Rotor Riot. In the third quarter of 2024, we expect that we may begin to amortize our intangibles, which will result in a non-cash charge going forward. Until we do a valuation, the amount is uncertain and the future charge may or may not be material.

Results of Operations – Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

Revenue

During the six months ended June 30, 2024 we generated revenues totaling $2,030,039 compared to $0 during the six months ended June 30, 2023, representing an increase of $2,030,039 or 100%. We did not generate any revenues until the closing of the acquisitions of Fat Shark and Rotor Riot on February 16, 2024. Revenues relate to completed and fulfilled product sales during the period through our Rotor Riot retail channel and from our B2B wholesale through Fat Shark. We also generated $112,500 related to our Rampage event, which is an annual event held in May.

Cost of Goods Sold

During the six months ended June 30, 2024, we incurred cost of goods sold of $1,437,432 compared to $0 during the six months ended June 30, 2023, resulting in an increase of $1,437,432 or 100%. Similar to revenues, we did not incur any cost of goods sold until the closing of the acquisitions on February 16, 2024. Cost of goods sold primarily relate to product costs from our sales, but also include certain shipping and other direct product costs.

Gross Margin

During the six months ended June 30, 2024, our gross margin was $592,607 compared to $0 during the six months ended June 30, 2023, resulting in an increase of $592,607 or 100%. Our gross margin, as a percentage of sales, totaled 29% during the six months ended June 30, 2024, compared to 0% during the six months ended June 30, 2023. We anticipate our gross margin to fluctuate period to period depending on certain promotions and products that are sold during the period and the margins we generated during the quarter are in line with our expectations and normal operating margins.

Operating Expenses

During the six months ended June 30, 2024, operations expenses totaled $326,094 compared to $0 during the six months ended June 30, 2023, resulting in an increase of $326,094 or 100%. Prior to the closing of the acquisitions in February 2024, we did not have any operations expenses. Operations expenses primarily relate to our direct operations including our warehouse personnel and warehouse expenses.

During the six months ended June 30, 2024, research and development expenses totaled $27,078 compared to $0 for the six months ended June 30, 2023, resulting in an increase of $27,078 or 100%. Prior to the closing of the acquisitions in February 2024, we did not have any research and development expenses during 2023. Research and development expense primarily relates to new product development as we continue to partner with manufacturers to bring drone component manufacturing to the United States.

During the six months ended June 30, 2024, sales and marketing expenses totaled $543,390 compared to $0 for the six months ended June 30, 2023, resulting in an increase of $543,390 or 100%. Prior to the closing of the acquisitions in February 2024, we did not have any sales and marketing expenses. Sales and marketing expenses primarily relate to advertising spend related to Rotor Riot and payroll expenses. In addition, we incurred approximately $143,000 in expenses related to our Rampage event, which is an annual event held in May.

During the six months ended June 30, 2024, general and administrative expenses totaling $2,353,761 compared to $1,612,440 for the six months ended June 30, 2023, resulting in an increase of $741,321 or 46%. The increase relates to increased expenses related to closing the IPO including legal and accounting fees, additional transition and integration related expenses, and the costs related to operating Fat Shark and Rotor Riot.

Net Loss

Our net loss for the six months ended June 30, 2024, totaled $2,718,240 compared to $1,613,202 for the six months ended June 30, 2023, resulting in an increase in net loss of $1,105,038 or 69%. The increase in net loss primarily relates the increase in general and administrative expenses related to closing the IPO with additional increase in expenses for operations and sales and marketing expenses we incurred since the acquisition from Fat Shark and Rotor Riot. This was partially offset by generating gross margin related to the revenue and cost of goods sold from sales for Fat Shark and Rotor Riot. In the third quarter of 2024, we expect that we may begin to amortize our intangibles, which will result in a non-cash charge going forward. Until we do a valuation, the amount is uncertain and the future charge may or may not be material.

Cash Flow Analysis

Prior to the closing of our IPO and the acquisitions of Fat Shark and Rotor Riot, we did not have any cash inflows from operations and all cash outflows related to our activities related to our IPO. Our future cash flows from operating activities will be significantly impacted by revenues received, our investment in sales and marketing to drive growth, and general and administrative expenses related to operating a public company. Our ability to meet future liquidity needs will be driven by our operating performance and the extent of continued investment in our operations. Failure to generate sufficient revenues and related cash flows could have a material adverse effect on our ability to meet our liquidity needs and achieve our business objectives.

Operating Activities

Net cash used in operating activities was $2,181,840 during the six months ended June 30, 2024, compared to net cash used in operating activities of $1,022,861 during the six months ended June 30, 2023, representing an increase of $1,158,979 or 113%. This increase in net cash used primarily resulted from our increase in net loss of $1,105,038 and an increase in prepaid expenses of $253,424, other assets of $173,054 and non-cash expenses of $158,206, offset by a decrease in inventory of $152,566 and an increase in accounts payable and accrued expenses of $417,478.

Investing Activities

Net cash used in investing activities was $852,801 during the six months ended June 30, 2024 compared to net cash used in investing activities of $4,837 during the six months ended June 30, 2023, representing an increase of $847,964 or 100%. This increase in net cash used related to the $1,000,000 of cash used in the Purchase Agreement related to Fat Shark and Rotor Riot, offset by $147,199 in cash acquired as compared to $4,837 used for purchase of computer equipment during 2023.

Financing Activities

Net cash provided by financing activities totaled $4,362,313 during the six months ended June 30, 2024, compared to net cash used in financing activities of $223,579 during the six months ended June 30, 2023, resulting in an increase in net cash provided by financing activities of $4,585,892. The increase primarily relates to proceeds received from our IPO of $5,000,000, offset by change in deferred offering costs and other IPO related expenses of $414,108.

Liquidity and Capital Resources

As of June 30, 2024, we had current assets totaling $5,116,963 primarily consisting of cash balances of $2,222,445, inventory of $1,638,038 and prepaid expenses and deposits for inventory of $1,074,403. Our current liabilities as of June 30, 2024 totaled $931,200, primarily consisting of accounts payable and accrued expenses of $786,598 and customer deposits and other current liabilities of $144,602. Our net working capital as of June 30, 2024 was $4,185,763.

On February 16, 2024, we completed our IPO for the sale of 1,250,000 shares of common stock at a public offering price of $4.00 per share for gross proceeds of $5.0 million. After paying certain underwriting discounts and commissions, business combination cash payment and other expenses related to the IPO, we retained approximately $2.9 million in net proceeds.

As of August 14, 2024, we have approximately $1.8 million in cash. We believe that the net proceeds from our February 2024 IPO and existing cash balances will be sufficient to fund our current operating plans through at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. We do not anticipate any significant cost increases post the Fat Shark and Rotor Riot and with consideration of the combined companies’ net low and cash position, we expect we will have sufficient working capital to support our operations for at least 12 months.

As described in Note 14 of our financial statements, we issued the New Notes following our agreement with Red Cat on the Working Capital Adjustment. We will need to either (a) raise additional capital, (b) refinance the New Notes, (c) seek an extension of the maturity date of the Notes, or (d) explore the conversion or exchange of the New Notes into equity, which will result in dilution to our shareholders. If we are unable to raise capital or explore such other options when needed or on acceptable terms, we may default under the obligation pursuant to the New Notes, or be forced to delay, reduce or eliminate certain operational efforts.

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

Fair value of assets acquired and liabilities assumed in business combination

The Fat Shark and Rotor Riot acquisitions are accounted for as a business combination under ASC 805. We recognized the assets acquired and liabilities assumed at fair value as of the date of acquisition. We have not yet completed our evaluation of the fair value for determining the unallocated purchase price between goodwill and other intangible assets. Such amounts are subject to adjustment during the one-year measurement period. The fair value will be determined based on assumptions used in valuations and estimates determined by management, which are subjective.

Impairment of goodwill and long-lived assets

Goodwill represents the future economic benefit arising from other assets acquired in an acquisition that are not individually identified and separately recognized. Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses. Intangible assets from acquired business are recognized at fair value on the acquisition date. We are continuing our evaluation of the fair value of the assets acquired and liabilities assumed from the Fat Shark and Rotor Riot acquisition, and we have not yet determined the unallocated purchase price between goodwill and other intangible assets. Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired.

Valuation of Inventory

Our policy for valuation of inventory requires us to evaluate the net realizable value of our inventory using various reference measures including current product selling prices, as well as evaluating for excess quantities and obsolescence. We may be required to record inventory write-downs if actual inventory values are less favorable than those estimates by management.

Stock Based Compensation

Certain employees have received grants of common shares in our company. These awards are accounted for in accordance with guidance prescribed for accounting for equity-based compensation. Based on this guidance and the terms of the awards, the awards are equity classified.

The fair value of each award is determined using the Black-Scholes option-pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, and the risk-free interest rate over the expected life of the option. The expected volatility was determined considering comparable companies historical stock prices as a peer group for the fiscal year the grant occurred and prior fiscal years for a period equal to the expected life of the option. The risk-free interest rate was the rate available from the St. Louis Federal Reserve Bank with a term equal to the expected life of the option. The expected life of the option was estimated based on a mid-point method calculation.

In addition, the Company issued shares of our common stock in 2023 to consultants for services performed. Prior to our IPO in February 2024, we were a private company with no active public market for our common stock. Therefore, we have periodically determined the overall value of our company and the estimated per share fair value of our common equity at their various dates and valuations based on a per share valuation using the private funding transactions as an estimate. These values and estimates are subjective.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2024, were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls, segregation of duties, and procedures to support the identification of, accounting for, and the evaluation and disclosure of certain transactions, as limited individuals, either the Principal Executive Officer or Principal Financial Officer, initiates all transactions and they also review, evaluate, and approve these same transactions.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2024, we have:

•	Continued to strengthen our internal policies, processes, and reviews, including drafting of related documentation thereof;
•	Engaged outside consultants to ensure that appropriate level of knowledge and experience is applied based on the risk and complexity of the transactions and tasks under review;
•	Hired additional accounting staff to provide additional segregation of duties within accounting functions;
•	Started internal control documentation along with the engagement of outside consultants to assist in the design, implementation, and documentation of internal controls to address relevant risks;
•	Implemented the initial phase of an ERP and financial accounting system and added additional systematic internal controls and timely recording of transactions. We will continue to build out and expand the functionality of our ERP system and build in additional automation and controls.

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

While progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing these processes, procedures and controls. Additional time is required to complete implementation and to assess and ensure the sustainability of these procedures. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the activities described above.

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

On April 30, 2024, the Company issued 937,249 of restricted shares of our common stock to our executive officers and board members under our 2022 Equity Incentive Plan. The issuance was exempt from registration under Section 3(a)(9) of the Securities Act and Rule 506(b) thereunder.

On May 2, 2024, the Company issued 40,650 of restricted shares of our common stock to our chief executive officer under our 2022 Equity Incentive Plan. The issuance was exempt from registration under Section 3(a)(9) of the Securities Act. We do not anticipate any significant cost increases post the

On May 17, 2024, the Company issued 75,000 shares of our common stock to an accredited investor in connection with a conversion of 15 shares of our Series B Convertible Preferred Stock. The issuance was exempt from registration under Section 3(a)(9) of the Securities Act.

On June 13, 2024, the Company issued 25,000 shares of our common stock to an accredited investor in connection with a conversion of 5 shares of our Series B Convertible Preferred Stock. The issuance was exempt from registration under Section 3(a)(9) of the Securities Act.

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

We did not repurchase any of our equity securities during the six months ended June 30, 2024.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date
1.1	Form of Underwriting Agreement, dated February 14, 2024, by and between Unusual Machines, Inc. and Dominari Securities, LLC +		8-K	1.1	2/16/24
2.1	Agreement and Plan of Merger by and between Unusual Machines, Inc., a Puerto Rico corporation and Unusual Machines, Inc., a Nevada corporation		8-K	2.1	4/23/24
3.1	Articles of Incorporation		8-K	3.1	4/23/24
3.1(a)	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock		8-K	3.1	7/22/24
3.2	Bylaws		8-K	3.2	4/23/24
3.3	Certificate of Designation of Series B Convertible Preferred Stock		8-K	3.3	4/23/24
3.4	Form of Common Stock Certificate		8-K	3.4	4/23/24
4.1	Form of 8% Promissory Note +		8-K	4.1	7/22/24
10.1	Management Services Agreement #		8-K	10.1	5/6/24
10.2	Form of Restricted Stock Agreement		8-K	10.2	5/6/24
10.3	Form of Exchange Agreement +		8-K	10.1	7/22/24
10.4	Form of Closing Date working Capital Agreement and Consent +		8-K	10.2	7/22/24
31.1	Certification of Principal Executive Officer (302)	Filed
31.2	Certification of Principal Financial Officer (302)	Filed
32.1	Certification of Principal Executive Officer (906)	Furnished*
32.2	Certification of Principal Financial Officer (906)	Furnished*
101.INS	Inline XBRL Instance Document	Filed
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC Staff upon request.
#	Indicates management contract or compensatory plan, contract or agreement.
*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unusual Machines, Inc.

By:	/s/ Allan Evans
Allan Evans Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Hoff
Brian Hoff Chief Financial Officer

Date: August 14, 2024

