Form 10-Q
period 2024-09-30
Unusual Machines, Inc.
filed 2024-11-14
CIK 1956955

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, 8,300,480 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, our ability to raise additional capital to meet our liquidity needs, future plans and strategies, projections, anticipated events and trends, the uncertainty of the amount of amortization of certain intangibles, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking are described more fully in the Section entitled “Risk Factors” contained in our final Prospectus filed with the Securities and Exchange Commission on October 25, 2024.

These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Unusual Machines, Inc.

Consolidated Condensed Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,685,772	$894,773
Accounts Receivable	79,907	–
Inventory	1,453,042	–
Prepaid inventory	1,140,511	–
Other current assets	158,093	120,631
Total current assets	4,517,325	1,015,404

Non-current assets:
Property and equipment, net	741	1,254
Deferred offering costs	–	512,758
Operating lease right-of-use assets	340,389	–
Goodwill and intangible assets	19,666,086	–
Total non-current assets	20,007,216	514,012

Total assets	$24,524,541	$1,529,416

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,032,636	$114,497
Operating lease liabilities	65,089	–
Deferred revenue	300,517	–
Warrant liabilities	308,964	–
Derivative liability – convertible note conversion option	311,048	–
Total current liabilities	2,018,254	114,497

Long-term liabilities
Convertible note	3,000,000	–
Operating lease liabilities – long term	280,285	–

Total liabilities	5,298,539	114,497

Commitments and contingencies (See note 13)

Stockholders’ equity:
Series A preferred stock - $0.01 par value, 4,250 authorized and 4,250 and 0 shares issued and outstanding on September 30, 2024 and December 31, 2023, respectively	43	–
Series B preferred stock - $0.01 par value, 10,000,000 authorized and 50 and 190 shares issued and outstanding on September 30, 2024 and December 31, 2023, respectively	1	2
Series C preferred stock - $0.01 par value, 3,000 authorized and 210 and 0 shares issued and outstanding on September 30, 2024 and December 31, 2023, respectively	2	–
Common stock - $0.01 par value, 500,000,000 authorized and 6,184,983 and 3,217,255 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	61,850	32,173
Additional paid in capital	27,959,642	5,315,790
Accumulated deficit	(8,795,536)	(3,933,046)
Total stockholders’ equity	19,226,002	1,414,919

Total liabilities and stockholders’ equity	$24,524,541	$1,529,416

See accompanying condensed unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statement of Operations

For the Three and Nine months Ended September 30, 2024 and 2023

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
				(Restated – Note 14)
Revenues	$1,531,264	$–	$3,561,303	$–

Cost of goods sold	1,131,777	–	2,569,209	–

Gross profit	399,487	–	992,094	–

Operating Expenses
Operations	218,126	–	544,220	–
Research and development	15,000	–	42,078	–
Sales and marketing	252,253	–	795,643	–
General and administrative	1,374,989	353,029	3,728,749	1,965,469
Depreciation and amortization	171	645	513	1,407
Total operating expenses	1,860,539	353,674	5,111,203	1,966,876
Operating loss	(1,461,052)	(353,674)	(4,119,109)	(1,966,876)

Other Income (Expense)
Interest income	180	–	180	–
Interest expense	(41,465)	–	(101,648)	–
Loss on debt extinguishment	(685,151)	–	(685,151)	–
Change in fair value of derivatives and warrant liabilities	43,238	–	43,238	–
Other (Income) Expense	(683,198)	–	(743,381)	–

Net loss	$(2,144,250)	$(353,674)	$(4,862,490)	$(1,966,876)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.30)	$(0.11)	$(0.63)	$(0.59)

Weighted average common shares outstanding
Basic and diluted	7,147,866	3,217,255	7,749,285	3,337,402

See accompanying condensed unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity

For the Nine months Ended September 30, 2024 and 2023

(Unaudited)

Nine months Ended September 30, 2023 (Restated – Note 14)

	Series A, Preferred Stock		Series B, Preferred Stock		Series C, Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2022	–	$–	140	$1	–	$–	3,392,250	$33,923	$4,714,041	$(1,549,584)	$3,198,381

Issuance of common shares for services	–	–	–	–	–	–	75,005	750	599,250	–	600,000
Net loss	–	–	–	–	–	–	–	–	–	(1,177,904)	(1,177,904)
Balance, March 31, 2023	–	$–	140	$1	–	$–	3,467,255	$34,673	$5,313,291	$(2,727,488)	$2,620,477

Conversion of preferred stock	–	–	50	1	–	–	(250,000)	(2,500)	2,499	–	–
Net loss	–	–	–	–	–	–	–	–	–	(435,298)	(435,298)
Balance, June 30, 2023	–	$–	190	$2	–	$–	3,217,255	$32,173	$5,315,790	$(3,162,786)	$2,185,179

Net loss	–	–	–	–	–	–	–	–	–	(353,674)	(353,674)
Balance, September 30, 2023	–	$–	190	$2	–	$–	3,217,255	$32,173	$5,315,790	$(3,516,460)	$1,831,505

continued

Nine months Ended September 30, 2024

	Series A, Preferred Stock		Series B, Preferred Stock		Series C, Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2023	–	$–	190	$2	–	$–	3,217,255	$32,173	$5,315,790	$(3,933,046)	$1,414,919

Issuance of common shares as settlement	–	–	–	–	–	–	16,086	161	64,183	–	64,344
Issuance of common shares, initial public offering, net of offering costs	–	–	–	–	–	–	1,250,000	12,500	3,837,055	–	3,849,555
Issuance of common shares, business combination	–	–	–	–	–	–	4,250,000	42,500	16,957,500	–	17,000,000
Conversion of preferred shares	–	–	(120)	(1)	–	–	600,000	6,000	(5,999)	–	–
Net loss	–	–	–	–	–	–	–	–	–	(1,106,002)	(1,106,002)
Balance, March 31, 2024	–	$–	70	$1	–	$–	9,333,341	$93,334	$26,168,529	$(5,039,048)	$21,222,816

Conversion of preferred shares	–	–	(20)	–	–	–	100,000	1,000	(1,000)	–	–
Issuance of common shares, equity incentive plan	–	–	–	–	–	–	977,899	9,779	(9,779)	–	–
Stock compensation expense - vested stock	–	–	–	–	–	–	–	–	346,854	–	346,854
Stock option compensation expense	–	–	–	–	–	–	–	–	14,389	–	14,389
Net loss	–	–	–	–	–	–	–	–	–	(1,612,238)	(1,612,238)
Balance, June 30, 2024	–	$–	50	$1	–	$–	10,411,240	$104,113	$26,518,993	$(6,651,286)	$19,971,821

Issuance of common shares, equity incentive plan	–	–	–	–	–	–	23,743	237	(237)	–	–
Exchange of common shares for Series A preferred	4,250	43	–	–	–	–	(4,250,000)	(42,500)	42,457	–	–
Exchange of convertible note for Series C preferred	–	–	–	–	210	2	–	–	999,998	–	1,000,000
Stock compensation expense – vested stock	–	–	–	–	–	–	–	–	375,345	–	375,345
Stock option compensation expense	–	–	–	–	–	–	–	–	23,086	–	23,086
Net loss	–	–	–	–	–	–	–	–	–	(2,144,250)	(2,144,250)
Balance, September 30, 2024	4,250	$43	50	$1	210	$2	6,184,983	$61,850	$27,959,642	$(8,795,536)	$19,226,002

See accompanying condensed unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statement of Cash Flows

For the Nine months Ended September 30, 2024 and 2023

(Unaudited)

	Nine months Ended September 30,
	2024	2023
		(Restated – Note 14)
Cash flows from operating activities:
Net loss	$(4,862,490)	$(1,966,876)
Depreciation	513	1,407
Stock compensation expense as settlement	64,344	600,000
Stock compensation expense	759,673	–
Change in fair value for warrant and derivative liabilities	(43,239)	–
Loss on debt extinguishment, non-cash component	663,250	–
Change in assets and liabilities:
Accounts receivable	(73,109)	–
Inventory	337,562	–
Prepaid inventory	(319,532)	–
Other assets	(29,100)	33,750
Accounts payable and accrued expenses	630,595	(50,819)
Operating lease liabilities	(33,056)	–
Customer deposits and other current liabilities	186,076	–
Net cash used in operating activities	(2,718,513)	(1,382,538)

Cash flows from investing activities
Cash portion of consideration paid for acquisition of businesses; net of cash received	(852,801)	–
Purchase of property & equipment	–	(3,164)
Net cash used in investing activities	(852,801)	(3,164)

Cash flows from financing activities:
Proceeds from issuance of common shares	5,000,000	–
Common share issuance offering costs	(637,687)	(376,702)
Net cash provided by (used in) financing activities	4,362,313	(376,702)

Net increase (decrease) in cash	790,999	(1,762,404)

Cash, beginning of period	894,773	3,099,422

Cash, end of period	$1,685,772	$1,337,018

Supplemental disclosures of cash flow information:
Non-cash consideration paid for assets acquired and liabilities assumed	$19,000,000	$–
Deferred acquisition costs	$100,000	$–
Deferred offering costs recorded as reduction of proceeds	$512,758	$–

See accompanying condensed unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

For the Period Ended September 30, 2024

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

The financial statements include some amounts that are based on management's best estimates and judgments. Significant estimates reflected in these financial statements include those used to (i) determine stock-based compensation, (ii) the fair value of assets acquired and liabilities assumed in business combinations and the value of shares issued as consideration, (iii) reserves and allowances related to accounts receivable, inventory and sales, (iv) the evaluation of long-term assets, including goodwill, for impairment, (v) the fair value of lease liabilities and related right of use assets, the fair value of embedded conversion option derivatives and warrant liabilities, and (vi) the warranty liability reserve.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash deposits in multiple commercial banks and financial services companies. These financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. At September 30, 2024 and December 31, 2023, the Company had approximately $1.4 million and $0.6 million, respectively, in excess of federally insured limits. The Company continually monitors its position with, and the credit quality of the financial institutions with which it invests.

Accounts Receivable, net

The Company carries its accounts receivable at invoiced amounts. Upon the closing of the acquisitions in February 2024 when we acquired accounts receivable, the Company adopted ASC 326, Financial Instruments – Credit Losses, which the Company evaluates all credit losses as of the reporting date. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a history of past write-offs and collections and current credit conditions. Accounts are written-off as uncollectible at the discretion of management. At September 30, 2024 and December 31, 2023, the Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established.

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

Deferred offering costs

The Company deferred direct incremental costs associated with its IPO. The Company capitalized $127,687 and $376,702 during the nine months ended September 30, 2024 and 2023 prior to the IPO, respectively and the deferred offering costs were $512,758 as of December 31, 2023. Deferred offering costs consist of primarily legal, advisory, and consulting fees incurred in connection with the formation and preparation of the IPO. After consummation of the IPO, total deferred offering costs of $640,445 were recorded as a reduction to additional paid-in capital generated as a result of the offering.

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

The following table details the fair value measurements of the Company’s financial liabilities as of September 30, 2024:

	Total	Level 1	Level 2	Level 3
Warrant liabilities	$308,964	$–	$–	$308,964
Derivative liability – convertible note conversion option	311,048	–	–	311,048
Total	$620,012	$–	$–	$620,012

Changes in Level 3 financial instruments are as follows:

	December 31,	Purchases, Issuances and	Change in	September 30,
	2023	Settlements	Fair Value	2024
Warrant liabilities	$–	$315,303	$(6,339)	$308,964
Derivative liability – convertible note conversion option	–	347,947	(36,899)	311,048
Total	$–	$663,250	$(43,238)	$620,012

Disclosures for Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company's financial instruments mainly consist of cash, receivables, current assets, accounts payable, accrued expenses, debt, and derivative liabilities. The carrying amounts of cash, receivables, current assets, accounts payable, accrued expenses and current debt approximates fair value due to the short-term nature of these instruments.

Accrued Warranty

Fat Shark products are warranted against defects in materials and workmanship for a period of two years from the date of shipment. If a defect arises during the warranty period, Fat Shark will either (i) repair the affected product at no charge using new parts or parts that are equivalent to new in performance and reliability; (ii) exchange the affected product with a functionally equivalent product; or (iii) refund the original purchase price for the affected product. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 24 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize the additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying consolidated balance sheets and amounted to $19,080 and $0 as of September 30, 2024 and December 31, 2023, respectively.

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

Deferred Revenue

Deferred revenue relates to (i) orders placed, but not yet fulfilled and (ii) customer tickets purchased related to the Company’s Rampage event, in which tickets are sold in advance and recognized when the event takes place. All deferred revenue is expected to be recognized within one year. Deferred revenue related to orders placed, but not yet fulfilled totaled $300,517 and $0 as of September 30, 2024 and December 31, 2023, respectively.

Cost of Goods Sold

Cost of goods sold includes inventory costs, direct packaging costs and production related depreciation, if any.

Shipping and Handling Costs

Shipping and handling costs incurred for products shipped to customers are included in general and administrative expenses and amounted to $123,690 since February 16, 2024, the date of the acquisition, through September 30, 2024. The Company did not incur shipping and handling costs in the nine months ended September 30, 2023. Shipping and handling costs charged to customers are included in sales.

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

The Company’s current provision for the nine months ending September 30, 2024 and 2023 consisted of a tax benefit against which we applied a full valuation allowance, resulting in no current provision for income taxes. Since the Company has not generated an operating profit since inception, there are no deferred tax assets other than a net operating loss carryforward offset by a valuation allowance as of September 30, 2024 and December 31, 2023.

Stock-Based Compensation

Stock options are valued using the estimated grant-date fair value method of accounting in accordance with ASC Topic 718, Compensation – Stock Compensation. Fair value is determined based on the Black-Scholes Model using inputs reflecting our estimates of expected volatility, expected term and future dividends. The Company recognizes forfeitures as they occur. The fair value of restricted stock is based on our quoted stock price or other fair value indicators on the date of grant. Compensation cost is recognized on a straight-line basis over the service period which is typically the vesting term.

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

Embedded Conversion Option Derivative

The Company accounts for embedded debt conversion features in accordance with the guidance in ASC 815, Derivatives and Hedging (“ASC 815”). If the embedded debt conversion feature is not clearly and closely related to the debt host, then it is required to be bifurcated from the host contract and accounted for separately as a derivative liability. The derivative liability is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date, thereafter. Changes in the estimated fair value of the derivative are recognized as a non-cash gain or loss in the consolidated statements of operations and comprehensive loss. This assessment, which requires the use of professional judgment, is conducted at the time of Note issuance and as of each subsequent quarterly period end date while the Note is outstanding.

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

Note 3 – Acquisitions

Fat Shark and Rotor Riot

On February 16, 2024, the Company closed on the acquisitions of both Fat Shark and Rotor Riot from Red Cat and Jeffrey Thompson, the founder and Chief Executive Officer of Red Cat (the “Business Combination”) (See Note 12 – Related Party Transactions for additional information). Fat Shark and Rotor Riot are in the business of designing and marketing consumer drones and first-person-view (“FPV”) goggles. Rotor Riot is also a licensed authorized reseller of consumer drones manufactured by third parties.

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

The Business Combination was based on a share purchase agreement (the “Purchase Agreement”) that was executed on November 21, 2022. From November 21, 2022 to February 16, 2024, the Purchase Agreement was subject to several amendments and subject to certain working capital adjustments. Under the terms of the Purchase Agreement, as amended, the consideration paid for the acquired assets consisted of (i) $1.0 million in cash and a cash deposit of $0.1 million made in 2022, (ii) issuance of a $4.0 million 18 month promissory note to Red Cat (see Note 8 “Convertible Note” for further details), and (iii) the issuance of 4,250,000 shares of the Company’s common stock, which represented approximately 48.66% of the outstanding common stock of the Company on February 16, 2024, after the effect of the issued shares (collectively the “Consideration Paid”). The Company valued the Red Cat common stock at $4.00 per share which represents the IPO price of the Company’s common stock on February 15, 2024. Accordingly, the value of the Consideration Paid is equal to $22,100,000.

The acquisitions met the definition of a business combination under ASC 805, Business Combinations, and therefore the assets acquired, and liabilities assumed are accounted for at fair value. The Company has not completed its evaluation of the fair value of assets acquired and liabilities assumed of Fat Shark and Rotor Riot for the purpose of its 2024 fiscal year financial reporting and as such has not fully determined the unallocated purchase price between goodwill and other intangible assets. Such amounts are subject to adjustment during the one-year measurement period.

The following represents the fair value allocation of Fat Shark and Rotor Riot Purchase Price:

Cash	$147,200
Accounts receivable (approximates contractual value)	6,798
Inventories (on hand and prepaid)	2,611,583
Other current assets	10,892
Right of use asset – operating	378,430
Other long-term assets	59,426
Goodwill and intangible assets (unallocated purchase price)	19,666,086

Total assets	22,880,415

Accounts payable and accrued liabilities	287,544
Customer deposits	114,441
Operating lease liability – current and long-term	378,430
Total liabilities	780,415

Total purchase price	$22,100,000

Initial goodwill and intangible assets relate to Fat Shark and Rotor Riot being FPV market leaders and their well-known and established brands within the industry. Combining these entities and their existing customer base along with Unusual Machines’ strategy of extending to B2B sales of drone components will provide a strategic advantage. The Company will evaluate the amount of goodwill and intangibles that are expected to be deductible for tax purposes once the unallocated purchase price is finalized.

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

	For the Nine months Ended		For the Nine months Ended
	September 30, 2024		September 30, 2023
	As Reported	Proforma (unaudited)	As Reported	Proforma (unaudited)
Revenue	$3,561	$4,056	$–	$4,115
Gross profit/(loss)	992	1,024	–	705
Loss from operations	(4,119)	(4,163)	(1,967)	(3,209)
Other expense	(743)	(743)	–	51
Net loss	$(4,862)	$(4,906)	$(1,967)	$(3,260)
Net earnings per share:
Basic	$(0.63)	$(0.63)	$(0.59)	$(0.37)

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

Note 4 – Inventories

Inventories, consisting solely of finished goods, totaled $1,453,042 and $0 as of September 30, 2024 and December 31, 2023, respectively. In addition, the Company had prepaid deposits for inventory totaling $1,140,511 and $0 as of September 30, 2024 and December 31, 2023, respectively.

Note 5 – Other Current Assets

Other current assets included as of:

	September 30, 2024	December 31, 2023
Deposit related to Rotor Riot, LLC and Fat Shark, Ltd. acquisitions	$–	$100,000
Prepaid insurance	94,500	20,631
Rent deposit	59,426	–
Other prepaid expenses	4,167	–
Total other current assets	$158,093	$120,631

Note 6 – Property and Equipment, net

Property and equipment consist of assets with an estimated useful life greater than one year. Property and equipment are reported net of accumulated depreciation, and the reported values are periodically assessed for impairment. Property and equipment as of:

	September 30, 2024	December 31, 2023
Computer equipment	$7,738	$7,738
Accumulated depreciation	(6,997)	(6,484)
Total property and equipment, net	$741	$1,254

Depreciation expense totaled $513 and $1,407 for the nine months ended September 30, 2024 and 2023, respectively.

Note 7 – Operating Leases

As identified in Note 3 “Acquisitions”, the acquired businesses, specifically Rotor Riot, has entered into a five-year operating lease for approximately 6,900 square feet of warehouse and office space in Orlando, Florida. The lease commenced in November 2023 and expires in October 2028. The Company has valued the ROUA and the associated liability, as of February 15, 2024, at $378,430. The Company has no finance leases. Operating lease expense totaled $65,716 from the date of acquisition through the period ended September 30, 2024. The following is a summary of future lease payments required under the five-year lease agreement:

Year	Future Lease Payments	Operating Lease Discount	Operating Lease Liability
2024	$24,796	$(9,412)	$15,384
2025	101,133	(33,313)	67,820
2026	105,177	(25,468)	79,709
2027	109,037	(15,985)	93,052
2028	94,185	(4,776)	89,409
Total	$434,327	$(88,954)	$345,374

Supplemental Information
Weighted average remaining lease term (in years)	4.08
Weighted average discount rate	11.49%

Note 8 – Promissory and Convertible Notes

In February 2024 and in conjunction with the acquisition of Fat Shark and Rotor Riot, as discussed in Note 3, the Company issued a promissory note (“Note”) with Red Cat Holdings, Inc. (“Red Cat”) for $2.0 million. In July 2024, the Company finalized its working capital adjustment with Red Cat which increased the overall purchase price by an additional $2.0 million. In accordance with ASC 470, Debt, the additional $2.0 million was treated as a modification that was not treated as a debt extinguishment and expenses related to the debt were expensed as incurred. The additional $2.0 million was added to the existing Note and was reflected as an adjustment to the opening purchase price and was included in the opening balance sheet as of February 16, 2024 as an increase to goodwill and intangible assets. Accordingly, the Note was amended to increase the principal amount of the Note to $4.0 million.

Subsequently and in July 2024, in conjunction with a private sale of Red Cat’s common stock and its promissory note to two accredited investors (“Investors”), the Company issued new notes to the Investors (the “July Notes”) and cancelled the original Note. The July Notes contained 8% per annum interest. In addition, the maturity date of the July Notes was extended to November 30, 2025, subject to certain conditions.

On August 21, 2024, the Company entered into two exchange agreements with the Investors, under which the Investors exchanged their respective 8% July Notes for new 4% Convertible Notes (the “August Notes”). Pursuant to the exchange agreements, the Investors exchanged the $4,000,000 of July Notes for an aggregate of (i) $3,000,000 for the August Notes, (ii) 210 shares of Series C preferred stock, which converts into 630,000 shares of the Company’s common stock, and (iii) 630,000 warrants with a five-year term and an exercise price of $1.99 per share, subject to certain adjustments. The July Notes were cancelled as a part of the exchange agreement. In accordance with ASC 470, since the August Notes were considered a greater than 10% change from the July Notes and a substantive conversion option was added to the August Notes, this exchange was treated as a debt extinguishment.

The August Notes bear interest at 4% annually with interest payable monthly and the principal due on November 30, 2025. The August Notes are convertible into common stock at a fixed $1.99 per share, except in the Event of Default as defined in the August Notes, which the conversion price for an Event of Default Conversion is calculated at a 10% discount of the average three-day volume-weighted average price prior to the conversion date. The Company recognized a loss on debt extinguishment of $685,151 during the three and nine months ended September 30, 2024 related to the August Notes. The loss on extinguishment related to the August Notes include $315,303 fair value related to the warrant liability issued, $347,947 fair value related to the optional conversion feature derivative liability of the remaining principal balance, and $21,901 cash fees paid for legal costs related to the August Notes. The Company used the binomial option pricing method for calculating the derivative fair value related to the warrants and optional conversion feature (see Note 9 – Derivative Liabilities).

Total interest expense for the nine months ended September 30, 2024 was $101,619 The Company had accrued interest of $5,004 as of September 30, 2024 related to the August Notes.

Note 9 – Derivative Liabilities

The fair value of the derivative liabilities are determined using the binomial option pricing model which values the liability on the stock price at the grant date, the estimate volatility of the stock, the risk-free interest rate over the expected term, and certain estimates and probabilities of different outcomes. Changes in the fair value of the derivative is recorded in the income statement in other income and expense on a quarterly basis.

Derivative liability – conversion option

In August 2024 and in conjunction with the issuance of the August Notes as discussed in Note 8 – Convertible Note, the Company recorded a derivative liability related to the optional conversion feature (“Conversion Derivative”) in accordance with ASC 815 as it is not clearly and closely related to the host contract and the embedded debt conversion feature meets the definition of a liability due to a potential variable amount of shares that may be issued upon conversion. The initial fair value on August 21, 2024 for the Conversion Derivative was $347,947. The Conversion Derivative fair value as of September 30, 2024 was $311,048 and the Company recorded a change in fair value of derivative liabilities of $36,899 during the three months ended September 30, 2024.

Warrant Liability

In August 2024 and in conjunction with the issuance of the August Notes as discussed in Note 8 – Convertible Note, the Company issued warrants that include specific provisions and obligations including a fundamental transaction provision that may require a cash payment to the holder upon a triggering event, that in accordance with ASC 815, require the warrants to be classified as a liability. The initial fair value on August 21, 2024 for the Warrant Liability was $315,303 and as of September 30, 2024 the fair value is $308,964 and the Company recorded a change in fair value of derivative liabilities of $6,340 for the three months ended September 30, 2024.

Note 10 – Earnings Per Share and Stockholders’ Equity

Earnings per Share

Outstanding securities not included in the computation of diluted net loss per share because their effect would have been anti-dilutive include 4,250,000 and 0 shares of Series A Convertible Preferred Stock (the “Series A”), as converted as of September 30, 2024 and 2023, respectively. 250,000 and 950,000 shares of Series B Convertible Preferred Stock (the “Series B”), as converted as of September 30, 2024 and 2023, respectively. 630,000 and 0 shares of Series C Convertible Preferred Stock (the “Series C”), as converted as of September 30, 2024 and 2023, respectively. 330,000 of stock options issued to employees as of September 30, 2024, 62,500 of common stock representative warrants issued to the underwriter associated with the February 2024 IPO, 630,000 warrants issued related to the debt conversion, and 1,507,538 shares of common stock, as converted, associated with the Note discussed in Note 8 “Convertible Note”.

Preferred Stock

The preferred stock par value is $0.01.

The Series A is convertible into common stock at a ratio of 1,000 shares of common stock for each share of Series A stock held, subject to certain limitations. The Series A shares are not entitled to vote on any matters submitted to shareholders of the Company.

The Series B is convertible into common stock at a ratio of 5,000 shares of common stock for each share of Series B stock held, subject to certain limitations. The Series B shares are not entitled to vote on any matters submitted to shareholders of the Company.

The Series C is convertible into common stock at a ratio of 3,000 shares of common stock for each share of Series C stock held, subject to certain limitations. The Series C shares are not entitled to vote on any matters submitted to shareholders of the Company.

On July 22, 2024, the Company’s principal shareholder, Red Cat sold all of its securities in the Company to the two unaffiliated third-party Investors. As part of the transaction and just prior to the above sale, Red Cat entered into an Exchange Agreement with the Company pursuant to which Red Cat exchanged 4,250,000 shares of the Company’s common stock for 4,250 shares of the Company’s Series A. The Series A shares can be convertible back into the same amount of shares of common stock as of the date of the original exchange, and as a result the Company did not recognize any gain or loss related to the exchange.

On August 21, 2024, the Company entered into two exchange agreements with the Investors, under which each investor exchanged an aggregate of $1,000,000 of their Notes for an aggregate of 210 shares of the Company’s Series C and 630,000 warrants (see Note 11 – Share Based Awards).

Subsequent to the IPO but prior to September 30, 2024, certain shareholders converted 140 shares of Series B into 700,000 shares of common stock. The Company canceled the 140 shares of Series B upon the conversion.

On June 1, 2023, the Company issued an additional 50 Series B shares in connection with the cancellation of 250,000 shares of common stock.

Preferred shares outstanding at September 30, 2024 and December 31, 2023 were as follows:

Preferred Series	Shares as of September 30, 2024	Shares as converted, as of September 30, 2024	Shares as of December 31, 2023	Shares, as converted, as of December 31, 2023
Series A	4,250	4,250,000	–	–
Series B	50	250,000	190	950,000
Series C	210	630,000	–	–

Common Stock

The common stock par value is $0.01.

2024 Transactions

On January 2, 2024, the Company issued 16,086 shares of common stock to its prior Chief Executive Officer as a part of a separation agreement and recognized compensation expense of $64,344 or $4 per share, the value of the IPO in February 2024.

On February 16, 2024 the Company completed its IPO and issued 1,250,000 shares of common stock at the IPO Price for total net proceeds of $3,849,555. The Company incurred $510,000 direct deduction from proceeds, $127,687 in cash disbursements related to offering costs in the nine months ended September 30, 2024 and $512,758 in prior year paid and deferred offering costs as of December 31, 2023 for a total of $1,150,445 offering costs, associated with the IPO which consisted of underwriter, legal, accounting, and other associated filing fees. These costs have been recorded as a reduction of the gross proceeds from the IPO in stockholder’s equity. The Company also incurred additional costs related to warrants to purchase 62,500 shares of common stock issued to the underwriters as partial compensation for services rendered in connection with the IPO, which is preliminarily valued at $250,000 as of the date of the IPO using the IPO Price of $4 per share. The Company is planning to value the warrants using a Black-Scholes valuation model but has not completed this workflow. Any change to the fair value of the warrants would have no change to the Company’s financial statements since the value of the warrants would only impact the “offering costs” and thus entry would be to adjust “Additional Paid-In Capital – Common Stock” and “Additional Paid-In Capital – Warrants”. The warrants are exercisable for common stock at a price of $5.00 per share (125% of the IPO Price) at any time beginning on August 15, 2024 through and including February 16, 2029, the expiration date.

Simultaneously with its IPO and as a part of the Purchase Agreement as discussed in Note 3, the Company issued Red Cat 4,250,000 shares of common stock as consideration of the business combination. These were subsequently exchanged into 4,250 Series A preferred shares as discussed above. As agreed in the Purchase Agreement, $17.0 million of the purchase price would be issued in common stock based on the IPO price of $4.00 per share.

Subsequent to the IPO and prior to September 30, 2024, the Company issued 700,000 shares of common stock related to certain shareholders converting 140 Series B shares into common stock.

On April 30, 2024, the Company issued 937,249 restricted shares of common stock to executive officers and board members of the Company. The shares of restricted stock were granted under the Company’s 2022 Equity Incentive Plan. The restricted shares issued to executive officers are subject to pro rata forfeiture through February 14, 2025.

On May 2, 2024, the Company issued an additional 40,650 of restricted shares of common stock to Allan Evans, the Company’s CEO related to an agreed upon reduction of compensation. The shares of restricted stock were granted under the Company’s 2022 Equity Incentive Plan (the “Plan”).

The April 30, 2024 and May 2, 2024 shares were valued at $1.20 and $1.23 per share, respectively for a total of $1,174,698 to be recognized pro-rata over the vesting period through February 14, 2015 which is the forfeiture period. Stock compensation expense of $679,699 was recognized during the nine months ended September 30, 2024. Unrecognized stock compensation expense related to these shares is $496,661 as of September 30, 2024.

On July 22, 2024, Red Cat sold all of its securities in the Company to two accredited investors in a private transaction. As part of the transaction, Red Cat entered into an Exchange Agreement with the Company pursuant to which Red Cat exchanged 4,250,000 shares of the Company’s common stock for 4,250 shares of the Company’s Series A. There was no gain or loss on this exchange as both the common and preferred shares were determined to have the same fair value as of the exchange date.

On July 30, 2024, the Company issued 23,743 immediately vested restricted shares of common stock to board members of the Company. The shares of restricted stock were granted under the Plan. The shares were valued at $1.79 per share, which was the value of the Company’s common stock on the date of grant, respectively for a total of $42,500 to be recognized as stock compensation expense during the three months ended September 30, 2024.

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

On July 10, 2023, the Company’s Board of Directors approved a 1-for-2 reverse stock split of our issued and outstanding shares of common stock. In accordance with Staff Accounting Bulletin Topic 4.C, the Company has given retroactive effect to reverse stock split. In addition, and in accordance with FASB ASC 260, Earnings Per Share, the Company has retroactively adjusted the computations of basic and diluted share calculations.

Note 11 – Share Based Awards

Stock Options

The Plan allows the Company to incentivize key employees and directors with long term compensation awards such as stock options, restricted stock, and other similar types of awards. The Plan is authorized to issue 1,461,876 of awards and has an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2025 and ending in 2032 equal to the lesser of (a) five percent (5%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our board of directors.

During the nine months ended September 30, 2024, the Company’s board of directors approved the grant of 330,000 stock options under the Plan to certain employees. The stock options are subject to certain vesting provisions.

The following table presents the activity for stock options outstanding:

	Non-Qualified Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2023	–	$–	–	–
Granted	330,000	1.24	9.59	$99,200
Forfeited/canceled	–	–	–	–
Exercised	–	–	–	–
Outstanding – September 30, 2024	330,000	$1.24	9.59	$99,200

The range of assumptions used to calculate the fair value of options granted during the nine months ended September 30, 2024 was:

Exercise Price	$1.20 – 1.79
Stock Price on date of grant	$1.20 – 1.79
Risk-free interest rate	4.080- 4.71%
Dividend yield	–
Expected term (years)	6.11
Volatility	129.45 – 143.46%

The Company recognized $37,475 in stock-based compensation expense related to stock options during the nine months ended September 30, 2024. As of September 30, 2024, there was $335,686 of unrecognized stock-based compensation expense related to unvested stock options to be recognized over the remaining vesting term through 2028.

Restricted Stock

The following table presents the activity for restricted stock outstanding:

	Restricted	Awards	Awards
	Stock	Vested	Unvested
Outstanding - December 31, 2023	–	–	–
Granted	1,001,642	501,253	500,389
Forfeited/canceled	–	–	–
Outstanding – September 30, 2024	1,001,642	501,253	500,389

The Company recognized $722,200 in stock-based compensation expense related to restricted stock during the nine months ended September 30, 2024. As of September 30, 2024, there was $496,661 of unrecognized stock-based compensation expense related to unvested restricted stock to be recognized over the remaining vesting term through February 15, 2025.

Warrants

The following table presents the activity for warrants outstanding as of September 30, 2024:

Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding - December 31, 2023	–	$–

Granted	692,500	2.26
Forfeited/cancelled/restored	–	–
Exercised	–	–
Outstanding – September 30, 2024	692,500	$2.26

As discussed in Note 10, “Earnings Per Share and Stockholders’ Equity”, in connection with the IPO, the Company issued 62,500 representative warrants to its underwriters to purchase shares of common stock. The representative warrants have an exercise price of $5.00 or can be exercised through a cashless exercise feature.

As discussed in Note 8, “Convertible Note”, in connection with the exchange of the $1,000,000 of the Note Payable balance, the Company issued 630,000 warrants to the Investors to purchase shares of common stock. The warrants have an exercise price of $1.99.

All warrants outstanding have a weighted average remaining contractual life of approximately 4.85 years as of September 30, 2024. The intrinsic value of the warrants at September 30, 2024 is $0 as the share price of the Company’s common stock is lower than the strike price of the warrants.

Note 12 – Related Party Transactions

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

Note 13 – Commitments and Contingencies

As part of the business combination that occurred on February 14, 2024, the Company acquired a five-year operating lease for approximately 6,900 square feet of warehouse and office space in Orlando, Florida. The lease commenced in November 2023 and expires in October 2028. See Note 7 – Operating Leases for additional information.

Note 14 – Restatement of Previously Issued Financial Statements

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

The following presents reconciliations of the impacted financial statement line items as filed to the restated amounts as of September 30, 2023 and for the periods then ended. The previously reported amounts reflect those included in the registration statements the Company filed with the Securities and Exchange Commission on February 1, 2024. These amounts are labeled “As Filed” in the tables below. The amounts labeled “Restatement Adjustments” represent the effects of these restatements due to the timing differences and stock compensation expense.

Statement of Operations for the Nine months Ended September 30, 2023
	As Filed	Restatement Adjustments	As Restated

Revenue	$–	$–	$–

Cost of goods sold	–	–	–

Gross profit	–	–	–

Operating expenses:
Research and development	–	–	–
General and administrative	1,376,462	589,007	1,965,469
Depreciation and amortization	1,407	–	1,407
Total operating expenses	1,377,869	589,007	1,966,876

Loss from operations	(1,377,869)	(589,007)	(1,966,876)

Other income:
Interest income	–	–	–
Total other income	–	–	–

Net loss before income tax	(1,377,869)	(589,007)	(1,966,876)

Income tax benefit (expense)	–	–	–

Net loss	$(1,377,869)	$(589,007)	$(1,966,876)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.41)	$(0.17)	$(0.59)

Weighted average common shares outstanding
Basic and diluted	3,337,402	–	3,337,402

Statements of Changes in Stockholders’ Equity – As Filed – For the Nine months Ended September 30, 2023

	Series B, Preferred Stock		Common Stock		Additional Paid-In	Stocks to be	Accumulated
	Shares	Value	Shares	Value	Capital	Issued	Deficit	Total
Balance, December 31, 2022	140	$1	3,392,250	$33,923	$4,714,041	$–	$(1,538,591)	$3,209,374

Issuance of common shares	–	–	75,005	750	(750)	–	–	–
Conversion to preferred shares	50	1	(250,000)	(2,500)	2,499	–	–	–
Net loss	–	–	–	–	–	–	(1,377,869)	(1,377,869)

Balance, September 30, 2023	190	$2	3,217,255	$32,173	$4,715,790	$–	$(2,916,460)	$1,831,505

Statements of Changes in Stockholders’ Equity – Restatement Adjustments – For the Nine months Ended September 30, 2023

	Series B, Preferred Stock		Common Stock		Additional Paid-In	Stocks to be	Accumulated
	Shares	Value	Shares	Value	Capital	Issued	Deficit	Total
Balance, December 31, 2022	–	$–	–	$–	$–	$–	$(10,993)	$(10,993)

Issuance of common shares	–	–	–	–	600,000	–	–	600,000
Conversion to preferred shares	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	(589,007)	(589,007)

Balance, September 30, 2023	–	$–	–	$–	$600,000	$–	$(600,000)	$–

Statements of Changes in Stockholders’ Equity – As Restated – For the Nine months Ended September 30, 2023

	Series B, Preferred Stock		Common Stock		Additional Paid-In	Stocks to be	Accumulated
	Shares	Value	Shares	Value	Capital	Issued	Deficit	Total
Balance, December 31, 2022	140	$1	3,392,250	$33,923	$4,714,041	$–	$(1,549,584)	$3,198,381

Issuance of common shares	–	–	75,005	750	599,250	–	–	600,000
Conversion to preferred shares	50	1	(250,000)	(2,500)	2,499	–	–	–
Net loss	–	–	–	–	–	–	(1,966,876)	(1,966,876)

Balance, September 30, 2023	190	$2	3,217,255	$32,173	$5,315,790	$–	$(3,516,460)	$1,831,505

Statement of Cash Flows for the Nine months Ended September 30, 2023

	As Filed	Restatement Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(1,377,869)	$(589,007)	$(1,966,876)
Depreciation	1,407	–	1,407
Stock compensation expense	–	600,000	600,000
Change in assets and liabilities:
Accounts receivable	–	–	–
Deferred offering costs	(376,702)	376,702	–
Other current assets	33,750	–	33,750
Accounts payable and accrued expenses	(39,826)	(10,993)	(50,819)
Net cash used in operating activities	(1,759,240)	376,702	(1,382,538)

Cash flows from investing activities
Purchases of property and equipment	(3,164)	–	(3,164)
Net cash used in investing activities	(3,164)	–	(3,164)

Cash flows from financing activities:
Deferred offering costs	–	(376,702)	(376,702))
Net cash provided by financing activities	–	(376,702)	(376,702))

Net increase (decrease) in cash	(1,762,404)	–	(1,762,402)

Cash, beginning of period	3,099,422	–	3,099,422

Cash, end of period	$1,337,018	$–	$1,337,018

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–	$–
Cash paid for income tax	$–	$–	$–

Note 15 – Subsequent Events

Quarterly Grants to our Board of Directors

On October 22, 2024, the Company issued non-employee directors listed in the table below the equity portion of their quarterly compensation. Each of the directors received a vested restricted stock grant for services as a director (and where applicable, committee member) during the quarter ended September 30, 2024. The shares of restricted common stock were granted under the Company’s 2022 Equity Incentive Plan and was subject to each director executing the Company’s standard Restricted Stock Agreement. The fair value per share was based on the quoted trading price as of the close of the market as of October 22, 2024.

Director	Fair Value Per Share	Amount of Restricted Common Stock	Aggregate Fair Value
Cristina Colon	$1.45	7,472	$10,833
Sanford Rich	$1.45	7,472	$10,833
Robert Lowry	$1.45	7,472	$10,833
Jeffrey Thompson	$1.45	6,897	$10,000

Private Placement Agreement

On October 29, 2024 (the “Closing Date”), the Company entered into Securities Purchase Agreements (the "SPA”) with accredited investors (each, an "Investor” and together the "Investors”) for a private placement offering ("Private Placement”), for aggregate gross proceeds of $1.95 million before deducting fees to the placement agent and other expenses payable by the Company in connection with the Private Placement. The Company intends to use the net proceeds of approximately $1.7 million of the Private Placement for working capital and general corporate purposes. As part of the Private Placement, the Company issued an aggregate of 1,286,184 units at a per unit purchase price of $1.52 per unit. Each unit consists of one share of common stock, par value $0.01 per share (the "Common Stock”) and one warrant to purchase one share of the Company’s Common Stock at an exercise price of $1.99 per share (each an "Investor Warrant”) and collectively, the Investor Warrants”). The Investor Warrants have a term of five and a half years from the Closing Date and may not be exercised for 180 days after the Closing Date and are exercisable at $1.99 per share, subject to certain limitations and adjustments set forth in the Investor Warrants. Allan Evans, the Company’s Chief Executive Officer and Sanford Rich and Robert Lowry, each a member of the Company’s board of directors, invested an aggregate of $250,000 in the Private Placement on identical terms to the other Investors.

On November 5, 2024, the Board of Directors of the Company awarded each of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operation Officer 50,000 restricted shares of the Company’s Common Stock under the Plan as bonuses related to the Private Placement. The restricted shares are valued at $1.96 per share, the closing price of our common stock as of the date of the grant, for a total value of $98,000 for each of the Company’s Officers. The bonuses are subject to the Company’s clawback Policy.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements and related notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2023, which was filed with the SEC on August 9, 2024. The following discussion contains forward-looking statements that are subject to risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report and of our final prospectus filed with the SEC on October 25, 2024, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Unusual Machines, Inc. and its subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

Recent Developments

Private Placement

On October 29, 2024 (the “Closing Date”), we entered into Securities Purchase Agreements (the "SPA”) with accredited investors (each, an "Investor” and together the "Investors”) for a private placement offering ("Private Placement”), for aggregate gross proceeds of $1.95 million before deducting fees to the placement agent and other expenses payable by us in connection with the Private Placement. We intend to use the net proceeds of the Offering for working capital and general corporate purposes. As part of the Private Placement, we issued an aggregate of 1,286,184 units at a per unit purchase price of $1.52 per unit. Each unit consisted of one share of common stock, par value $0.01 per share (the "Common Stock”) and one warrant to purchase one share of the Company’s Common Stock (each an "Investor Warrant”) and collectively, the Investor Warrants”). The Investor Warrants have a term of five and a half years from the Closing Date and may not be exercised for 180 days after the Closing Date and are exercisable at $1.99 per share, subject to certain limitations and adjustments set forth in the Investor Warrants.

Results of Operations – Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023

Revenue

During the three months ended September 30, 2024 we generated revenues totaling $1,531,264 compared to $0 during the three months ended September 30, 2023, representing an increase of $1,531,264 or 100%. We did not generate any revenues until the closing of the acquisitions of Fat Shark Holdings Ltd. (“Fat Shark”) and Rotor Riot LLC (“Rotor Riot”) on February 16, 2024. The majority of our revenue during the quarter relates to completed and fulfilled product sales during the period through our Rotor Riot retail channel and from our B2B wholesale through Fat Shark.

Cost of Goods Sold

During the three months ended September 30, 2024, we incurred cost of goods sold of $1,131,777 compared to $0 during the three months ended September 30, 2023, resulting in an increase of $1,131,777 or 100%. Similar to revenues, we did not incur any cost of goods sold until the closing of the acquisitions on February 16, 2024. Cost of goods sold primarily relate to product costs from our sales, but also include certain shipping and other direct product costs.

Gross Margin

During the three months ended September 30, 2024, our gross margin was $399,487 compared to $0 during the three months ended September 30, 2023, resulting in an increase of $399,487 or 100%. Our gross margin, as a percentage of sales, totaled 26% during the three months ended September 30, 2024, compared to 0% during the three months ended September 30, 2023. We anticipate our gross margin to fluctuate period to period depending on certain promotions and products that are sold during the period and the margins we generated during the quarter are in line with our expectations and normal operating margins.

Operating Expenses

During the three months ended September 30, 2024, operations expenses totaled $218,126 compared to $0 during the three months ended September 30, 2023, resulting in an increase of $218,126 or 100%. Prior to the closing of the acquisitions in February 2024, we did not have any operations expenses. Operations expenses primarily relate to our direct operations including our warehouse personnel and warehouse expenses.

During the three months ended September 30, 2024, research and development expenses was $15,000 compared to $0 for the three months ended September 30, 2023, resulting in an increase of $15,000. Prior to the closing of the acquisitions in February 2024, we did not have any research and development expenses during 2023. Research and development expense primarily relates to new product development as we continue to partner with manufacturers to bring drone component manufacturing to the United States.

During the three months ended September 30, 2024, sales and marketing expenses totaled $252,253 compared to $0 for the three months ended September 30, 2023, resulting in an increase of $252,253 or 100%. Prior to the closing of the acquisitions in February 2024, we did not have any sales and marketing expenses. Sales and marketing expenses primarily relate to advertising spend related to Rotor Riot and payroll expenses.

During the three months ended September 30, 2024, general and administrative expenses totaling $1,374,989 compared to $353,029 for the three months ended September 30, 2023, resulting in an increase of $1,021,960 or 289%. The increase primarily relates to stock compensation expense during quarter that we did not have in the previous year, an increase in expenses related to closing the IPO including legal and accounting fees, additional transition and integration related expenses, and the costs related to operating Fat Shark and Rotor Riot.

Net Loss

Our net loss for the three months ended September 30, 2024, totaled $2,144,250 compared to $353,674 for the three months ended September 30, 2023, resulting in an increase in net loss of $1,790,576 or 506%. The increase in net loss primarily relates to stock compensation expense taken during the period, the $685,151 loss on debt extinguishment, of which $663,250 was non-cash, in connection with the $1.0 million debt exchange for Series C preferred shares. In addition, the increase in general and administrative expenses related to closing the initial public offering (the “IPO”) and the increased operations and sales and marketing expenses we incurred since the acquisition from Fat Shark and Rotor Riot. This was partially offset by generating gross margin related to the revenue and cost of goods sold from sales for Fat Shark and Rotor Riot. In the fourth quarter of 2024 we expect to complete our valuation and identification of any intangible assets related to the acquisitions of Fat Shark and Rotor Riot. For any identified intangibles, we will begin to amortize during the fourth quarter which will result in a non-cash charge going forward. However, and until we complete our valuation on intangibles, the amount is uncertain, and the future amortization may or may not be material. After the identification and valuation of intangibles is complete, we will complete our impairment analysis on goodwill and the identified intangibles during the fourth quarter. While the amount is uncertain, we expect that our goodwill impairment could be material.

Results of Operations – Nine months Ended September 30, 2024 compared to the Nine months Ended September 30, 2023

Revenue

During the nine months ended September 30, 2024 we generated revenues totaling $3,561,303 compared to $0 during the nine months ended September 30, 2023, representing an increase of $3,561,303 or 100%. We did not generate any revenues until the closing of the acquisitions of Fat Shark and Rotor Riot on February 16, 2024. Accordingly, our revenues for the nine months ending September 30, 2024 are affected by not having any revenues for half of the first quarter. Revenues relate to completed and fulfilled product sales during the period through our Rotor Riot retail channel and from our B2B wholesale through Fat Shark.

Cost of Goods Sold

During the nine months ended September 30, 2024, we incurred cost of goods sold of $2,569,209 compared to $0 during the nine months ended September 30, 2023, resulting in an increase of $2,569,209 or 100%. Similar to revenues, we did not incur any cost of goods sold until the closing of the acquisitions on February 16, 2024. Cost of goods sold primarily relate to product costs from our sales, but also include certain shipping and other direct product costs.

Gross Margin

During the nine months ended September 30, 2024, our gross margin was $992,094 compared to $0 during the nine months ended September 30, 2023, resulting in an increase of $992,094 or 100%. Our gross margin, as a percentage of sales, totaled 28% during the nine months ended September 30, 2024, compared to 0% during the nine months ended September 30, 2023. We anticipate our gross margin to fluctuate period to period depending on certain promotions and products that are sold during the period and the margins we generated during the quarter are in line with our expectations and normal operating margins.

Operating Expenses

During the nine months ended September 30, 2024, operations expenses totaled $544,220 compared to $0 during the nine months ended September 30, 2023, resulting in an increase of $544,220 or 100%. Prior to the closing of the acquisitions in February 2024, we did not have any operations expenses. Operations expenses primarily relate to our direct operations including our warehouse personnel and warehouse expenses.

During the nine months ended September 30, 2024, research and development expenses totaled $42,078 compared to $0 for the nine months ended September 30, 2023, resulting in an increase of $42,078 or 100%. Prior to the closing of the acquisitions in February 2024, we did not have any research and development expenses during 2023. Research and development expense primarily relates to new product development as we continue to partner with manufacturers to bring drone component manufacturing to the United States.

During the nine months ended September 30, 2024, sales and marketing expenses totaled $795,643 compared to $0 for the nine months ended September 30, 2023, resulting in an increase of $795,643 or 100%. Prior to the closing of the acquisitions in February 2024, we did not have any sales and marketing expenses. Sales and marketing expenses primarily relate to advertising spend related to Rotor Riot and payroll expenses.

During the nine months ended September 30, 2024, general and administrative expenses totaling $3,728,749 compared to $1,965,469 for the nine months ended September 30, 2023, resulting in an increase of $1,763,280 or 90%. The increase relates to increased expenses related to closing the IPO including legal and accounting fees, additional transition and integration related expenses, and the costs related to operating Fat Shark and Rotor Riot.

Net Loss

Our net loss for the nine months ended September 30, 2024, totaled $4,862,490 compared to $1,966,876 for the nine months ended September 30, 2023, resulting in an increase in net loss of $2,895,614 or 147%. The increase in net loss primarily relates the increase in general and administrative expenses related to closing the IPO with additional increase in expenses for operations, sales and marketing expenses we incurred since the acquisition from Fat Shark and Rotor Riot, and other expenses of $743,381 related to interest expense and a large non-cash loss on debt extinguishment during the period. This was partially offset by generating gross margin related to the revenue and cost of goods sold from sales for Fat Shark and Rotor Riot. In the fourth quarter of 2024 we expect to complete our valuation and identification of any intangible assets related to the acquisitions of Fat Shark and Rotor Riot. For any identified intangibles, we will begin to amortize during the fourth quarter which will result in a non-cash charge going forward. However, and until we complete our valuation on intangibles, the amount is uncertain, and the future amortization may or may not be material. After the identification and valuation of intangibles is complete, we will complete our impairment analysis on goodwill and the identified intangibles during the fourth quarter. While the amount is uncertain, we expect that our goodwill impairment could be material.

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

Operating Activities

Net cash used in operating activities was $2,718,513 during the nine months ended September 30, 2024, compared to net cash used in operating activities of $1,382,538 during the nine months ended September 30, 2023, representing an increase of $1,335,975 or 97%. This increase in net cash used primarily resulted from our increase in net loss of $2,895,614 and an increase in prepaid expenses of $319,532, accounts receivable of $73,109, other assets of $62,850, offset by a decrease in inventory of $337,562, an increase in accounts payable and accrued expenses of $681,414, other liabilities of $153,020 and non-cash expenses of $1,378,790.

Investing Activities

Net cash used in investing activities was $852,801 during the nine months ended September 30, 2024 compared to net cash used in investing activities of $3,164 during the nine months ended September 30, 2023, representing an increase of $849,637. This increase in net cash used related to the $1,000,000 we paid to purchase Fat Shark and Rotor Riot, offset by $147,199 in cash acquired as compared to $3,164 used for purchase of computer equipment during 2023.

Financing Activities

Net cash provided by financing activities totaled $4,362,313 during the nine months ended September 30, 2024, compared to net cash used in financing activities of $376,702 during the nine months ended September 30, 2023, resulting in an increase in net cash provided by financing activities of $4,739,015. The increase primarily relates to proceeds received from our IPO of $5,000,000, offset by change in deferred offering costs and other IPO related expenses of $260,985.

Liquidity and Capital Resources

As of September 30, 2024, we had current assets totaling $4,517,325 primarily consisting of cash balances of $1,685,772, inventory of $1,453,042 and prepaid deposits for inventory of $1,140,511. Our current liabilities as of September 30, 2024 totaled $2,018,255, primarily consisting of accounts payable and accrued expenses of $1,032,637 and customer deposits and other current liabilities of $985,618. Our net working capital as of September 30, 2024 was $2,499,070.

On October 29, 2024, we completed a private placement offering for the sale of 1,286,184 shares of common stock at a price of $1.52 per share for aggregate gross proceeds of $1.95 million before deducting fees to the placement agent and other expenses payable by us in connection with the private placement. We retained approximately $1.7 million in net proceeds.

As of November 13, 2024, we have approximately $2.4 million in cash. We believe that the net proceeds from our 2024 financings and revenues, October 2024 private placement and existing cash balances will be sufficient to fund our current operating plans through at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. We do not anticipate any significant cost increases post the Fat Shark and Rotor Riot acquisitions and with consideration of the combined companies’ net low and cash position, we expect we will have sufficient working capital to support our operations for at least 12 months.

As described in Note 8 of our financial statements, we issued the August Notes following our agreement with Red Cat on the Working Capital Adjustment. Once the August Notes mature in November 2025, we will need to either (a) raise additional capital, (b) refinance the August Notes, (c) seek an extension of the maturity date of the Notes, or (d) explore the conversion or exchange of the New Notes into equity, which will result in dilution to our shareholders, if the August Notes have not been converted or paid in full prior to the maturity date. If we are unable to raise capital or explore such other options when needed or on acceptable terms, we may default under the obligation pursuant to the New Notes, or be forced to delay, reduce or eliminate certain operational efforts.

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

Stock Based Compensation

Certain employees and directors have received grants of restricted common shares in our company. Other employees received grants of stock options in our Company. These awards are accounted for in accordance with guidance prescribed for accounting for equity-based compensation. Based on this guidance and the terms of the awards, the awards are equity classified.

The fair value of restricted stock awards is based on the fair value of the Company’s common stock on the date of grant and expensed over the vesting period.

The fair value of each stock option award is determined using the Black-Scholes option-pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, and the risk-free interest rate over the expected life of the option. The expected volatility was determined considering comparable companies historical stock prices as a peer group for the fiscal year the grant occurred and prior fiscal years for a period equal to the expected life of the option. The risk-free interest rate was the rate available from the St. Louis Federal Reserve Bank with a term equal to the expected life of the option. The expected life of the option was estimated based on a mid-point method calculation.

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

Warrant Classification and Fair Value

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their fair value. The fair value of the warrant liability is determined using the binomial option pricing model the binomial option pricing model which values the liability on the stock price at the grant date, the estimate volatility of the stock, the expected term until exercise, the risk-free interest rate over the expected term, certain estimates and probabilities of different outcomes.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2024, were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls, segregation of duties, and procedures to support the identification of, accounting for, and the evaluation and disclosure of certain transactions, as limited individuals, either the Principal Executive Officer or Principal Financial Officer, initiates all transactions and they also review, evaluate, and approve these same transactions.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2024, we have:

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

While progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing these processes, procedures and controls. Additional time is required to complete implementation and to assess and ensure the sustainability of these procedures. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the activities described above.

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

All recent sales of unregistered securities have previously been reported.

Use of Proceeds

On February 13, 2024, the SEC declared effective our registration statement on Form S-1 (File No. 333-270519), as amended, filed in connection with our IPO. On February 16, 2024, we closed our IPO in which we sold 1,250,000 shares of our common stock, par value $0.01 per share (the “Shares”) at a public offering price of $4.00 per share, resulting in net proceeds of $4.5 million after deducting offering costs, underwriting discounts, and other commissions. We incurred and paid additional direct offering costs prior to the close of the IPO of $0.1 million during the nine months ended September 30, 2024, and $0.5 million during the year ended December 31, 2023. We used $1.0 million of proceeds to pay for the acquisition of Fat Shark and Rotor Riot.

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

The Company shall use the net proceeds from the sale of the securities issued in the October 2024 private placement for general corporate purposes (which for the avoidance of doubt may include acquisitions, in the Company’s discretion), including working capital.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the nine months ended September 30, 2024.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

EXHIBIT INDEX

				Incorporated by Reference
Exhibit No.	Description		Filed/Furnished Herewith	Form	Exhibit No.	Filing Date
1.1	Form of Underwriting Agreement, dated February 14, 2024, by and between Unusual Machines, Inc. and Dominari Securities, LLC +			8-K	1.1	2/16/24
2.1	Agreement and Plan of Merger by and between Unusual Machines, Inc., a Puerto Rico corporation and Unusual Machines, Inc., a Nevada corporation			8-K	2.1	4/23/24
3.1	Articles of Incorporation			8-K	3.1	10/8/24
3.2	Amended and Restated Bylaws			8-K	3.2	4/23/24
3.3	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock			8-K	3.1	7/22/24
3.4	Certificate of Designation of Series B Convertible Preferred Stock			8-K	3.3	4/23/24
3.5	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock			8-K	3.1	8/22/24
4.1	Form of 8% Promissory Note +			8-K	4.1	7/22/24
10.1	Form of Exchange Agreement +			8-K	10.1	7/22/24
10.2	Form of Closing Date working Capital Agreement and Consent +			8-K	10.2	7/22/24
10.3	Form of Restricted Stock Agreement			8-K	10.1	7/31/24
10.4	4% Convertible Promissory Note – Titan Multi-Strategy Fund I, Ltd.			S-1	10.20	9/11/24
10.5	4% Convertible Promissory Note – Eleven Ventures LLC +			S-1	10.21	9/11/24
10.6	Common Stock Purchase Warrant – Titan Multi-Strategy Fund I, Ltd. +			S-1	10.22	9/11/24
10.7	Common Stock Purchase Warrant - Eleven Ventures LLC +			S-1	10.23	9/11/24
10.8	Exchange Agreement – Titan Multi-Strategy Fund I, Ltd. +			S-1	10.24	9/11/24
10.9	Exchange Agreement – Eleven Ventures LLC +			S-1	10.25	9/11/24
10.10	Registration Rights Agreement – Titan Multi-Strategy Fund I, Ltd. +			S-1	10.26	9/11/24
10.11	Registration Rights Agreement – Eleven Ventures LLC +			S-1	10.27	9/11/24
10.12	Letter Agreement - Titan Multi-Strategy Fund I, Ltd.			8-K	10.2	10/8/24
10.13	Letter Agreement - Eleven Ventures LLC			8-K	10.1	10/8/24
10.14	Amendment No.1 to 2022 Equity Incentive Plan, as amended	#		8-K	10.3	10/8/24
10.15	Form of Restricted Stock Agreement			8-K	10.1	10/24/24
10.16	Form of Securities Purchase Agreement			8-K	10.1	10/30/24
10.17	Placement Agency Agreement			8-K	10.2	10/30/24
10.18	Registration Rights Agreement			8-K	10.3	10/30/24
10.19	Form of Common Stock Purchase Warrant			8-K	10.4	10/30/24
10.20	Form of Placement Agent Warrant			8-K	10.5	10/30/24
10.21	Form of Lock-up Agreement			8-K	10.6	10/30/24
31.1	Certification of Principal Executive Officer (302)		Filed
31.2	Certification of Principal Financial Officer (302)		Filed
32.1	Certification of Principal Executive Officer (906)		Furnished*
32.2	Certification of Principal Financial Officer (906)		Furnished*
101.INS	Inline XBRL Instance Document		Filed
101.SCH	Inline XBRL Taxonomy Extension Schema		Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase		Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase		Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase		Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase		Filed
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)		Filed

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC Staff upon request.
#	Indicates management contract or compensatory plan, contract or agreement.
*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unusual Machines, Inc.

By:	/s/ Allan Evans
Allan Evans Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Hoff
Brian Hoff Chief Financial Officer

Date: November 14, 2024

