Form 10-K
period 2024-12-31
Unusual Machines, Inc.
filed 2025-03-27
CIK 1956955

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to _________

Commission File Number:  001-41961

Unusual Machines, Inc.

(Exact name of registrant as specified in its charter)

Nevada	66-0927642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4667 LB McLeod Rd Suite J Orlando, FL	32811
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (720) 383-8983

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01	UMAC	NYSE American

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the common stock of the registrant is listed on the New York Stock Exchange American (“NYSE American”). The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4,854,841 as of June 30, 2024 (based on the closing sale price of $1.30 as quoted by the NYSE American as of June 28, 2024).

As of March 25, 2025, there were 16,830,170 shares of the registrant’s common stock outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	The market and sales success of our existing and any new products;
•	our ability to raise capital when needed and on acceptable terms;
•	the impact of the imposition of tariffs, trade wars and a potential recession may have on our business;
•	our ability to make acquisitions and integrate acquired businesses into our company;
•	our ability to successfully launch our manufacturing business;
•	our limited operating history;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to manage our rapid growth and organizational change effectively;
•	changes in the political and regulatory environment and in business and economic conditions in the United States and globally;
•	geopolitical conflicts in Ukraine and Israel;
•	our ability to develop and maintain our brand cost-effectively; and
•	the other factors set forth in Part I, Item 1A, “Risk Factors” of this Form 10-K.

These forward-looking statements speak only as of the date of this Form 10-K and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

ii

PART I

Item 1.	Business

Background of Unusual Machines

Unusual Machines, Inc. (“Unusual Machines” or the “Company”) is a Nevada corporation engaged in the commercial drone industry with our principal place of business in Orlando, Florida. The Company reincorporated from Puerto Rico to Nevada on April 22, 2024.

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

The Business Combination & Business Overview

On November 21, 2022, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Red Cat and Jeffrey Thompson, the founder and Chief Executive Officer of Red Cat, pursuant to which we agreed to purchase Red Cat’s consumer business consisting of Fat Shark and Rotor Riot (the “Business Combination”). Under the terms of the Purchase Agreement, as amended, the Company purchased Rotor Riot and Fat Shark subsidiaries for $22.1 million (the “Purchase Price”) comprised of (i) $1.1 million in cash, (ii) a $4.0 million promissory note (the “Note”) issued by the Company to Red Cat, and (iii) $17.0 million of the Company’s Common Stock or 4,250,000 shares of Common Stock at the $4.00 per share IPO price.

Unusual Machines specializes in the production and sale of small drones and essential components through B2B sales and a curated retail channel. There is strong brand recognition of the Rotor Riot and Fat Shark brands particularly in the FPV sub-segment of the drone market. Unusual Machines intends to build its business both organically and through strategic acquisitions while onshoring production of critical drone components. With the transition to onshoring production of drone components, the Company is expanding into B2B channels for customers that require a non-Chinese supply chain.

A major factor in Unusual Machines’ component production is the validation of the new supply chains. The Defense Innovation Unit (DIU) audits new drone components for supply chain and cyber security risks. Components that pass the audit can then be put on the actively maintained Blue Framework list. Since August of 2024, Unusual Machines has developed three components (and variants) that have been approved and placed on the Blue Framework. This includes a flight controller, a motor controller, and a camera. The company intends to continue to develop and certify new components through this process to ease the acquisition requirements on domestic drone manufacturers that are ultimately significant customers.

The Drone Industry

The drone industry continues to expand to become a powerful business tool and recreational activity, with growth occurring broadly and across our targeted industries. According to Drone Industry Insights, the global drone market is expected to grow to $57.8 billion by 2030, with the commercial market growing at a 7.9% compound annual growth rate (“CAGR”). According to Allied Market Research, the drone component industry is likewise expanding. The drone flight controller market, valued at $6.6 billion in 2022 is expected to reach $13.8 billion by 2032. The drone motor market, valued at $2.6 billion in 2021 is projected to reach $9.9 billion by 2031.

Unusual Machines intends to pursue strategic acquisition targets that are cash flow positive and either sell drone parts or allow us to integrate drone parts and software services. The Company believes that very promising, private companies (such as Aloft Technologies, Inc. as discussed below) are in many instances underfunded and missing out on the ability to go public and bring their innovative products and solutions to a larger set of customers globally. We believe that unlocking this potential will be key to industry consolidation and breaking the dominance of China in the drone industry.

First Person View (FPV) Market Segment

Unusual Machines principally operates in the FPV segment of the drone industry. This segment focuses on drones piloted with wearable display devices or screens that show a first-person view of the camera mounted on the drone. This is a unique experience where the pilot is interacting with an aircraft through visual immersion. This experience is accomplished by live streaming footage from a camera mounted on the nose of the drone directly to the pilot with as little latency as possible. The image is transmitted via radio (traditionally analog but increasingly digital) to the pilot. The drone remote control unit, the drone, and the pilot display are all interconnected via radio. This effect requires sophisticated electronics that transmit visual information with sufficient speed and reliability to allow pilot control over the drone in real-time. Pilots routinely achieve speeds of over 90 mph in racing and other mission critical applications.

There are four common categories of FPV flight – freestyle flight, racing, cinema photography, and defense. In freestyle, the pilot navigates around obstacles focused on acrobatics and exploring the environment around the aircraft through the HMD. FPV racing describes a spectator sport where pilots fly their drones in competitions through a series of obstacles, flags, and gates in a racetrack. Cinema photography is the process of viewing and recording a subject matter from the air from the viewpoint of the pilot. Defense is a market segment characterized by the use cases demonstrated in the Ukrainian conflict and is the largest segment of the market with over 5 million FPV drones expected to be built in 2025.

Potential Aloft Acquisition

On February 1, 2025, the Company entered into a Merger Agreement to acquire a drone software company, Aloft Technologies, Inc. (“Aloft”). We believe that Aloft is a leader in the drone fleet and airspace management sector, powering more than 70% of all FAA-approved Low Altitude Authorization and Notification Capability (“LAANC”) airspace authorizations in the United States, according to Aloft. According to Aloft, Aloft has provided more than 1.6 million authorizations in total with 400,000 authorizations provided in 2024. The acquisition is for $14.5 million payable, almost entirely in the Company’s Common Stock with the issuance of 1,204,319 shares of Common Stock and approximately $100,000 in cash. In addition, customary closing conditions by the parties must be completed before closing the merger. There can be no assurances that the Aloft merger will close. See Item 1A. “Risk Factors.”

Plans for Growth, Development, and Expansion

Unusual Machine’s plans to strengthen its market position through continued organic revenue growth. In parallel, the Company intends to aggressively invest in the extension of their B2B sales of drone components. Unusual Machine’s business strategy includes (i) increasing its overall customer base with its products and rapid adoption; (ii) investing in new hardware products, (iii) expanding and growing Unusual Machine’s customer base and revenue streams from its existing customer base using a “land-and-expand” model that establishes initial relationships and grows those relationships through the provision of high quality products and services, and (iv) expanding into new segments like SaaS through acquisitions like Aloft.

Customers

Historically, revenues for Unusual Machines has primarily generated online through its e-commerce site, www.rotorriot.com and the Company continues to see continued growth through its retail store. As Unusual Machines continues to expand its B2B component business and with potential acquisitions, the Company expects to rapidly grow an enterprise customer base primarily of drone manufacturers.

Competition

Unusual Machines competes with a number of significantly larger, better capitalized companies. SZ DJI Technology Co., Ltd., commonly known as DJI, is the dominant market leader with a global market share estimated at more than 70%, according to industry research firms. The primary retail competitor is GetFPV. Unusual Machines competes against these competitors by leveraging its visibility on the internet through its Rotor Riot Facebook page which has more than 38,000 followers and its Rotor Riot YouTube channel which has more than 272,000 subscribers. The Company believes that the Rotor Riot brand has been at the center of the racing and freestyle culture of drones since registering its domain name in 2015.

With the Company’s expansion into the drone component market, additional competitors include T-Motor, Orqa, Modal AI, ARK Electronics. Unusual Machines differentiates from these competitors by being price competitive and having their products approved by the Defense Innovation Unity Blue Framework for their enterprise components, which allows them to be sold within Federal guidelines. Unusual Machines maintains price competitiveness and is an emerging leader in the value segment of the non-Chinese components market.

The Company’s Drone Manufacturing

The Company hired a vice president of manufacturing in January 2025 whose role is to head up the Company’s proposed drone motor manufacturing business. The Company plans to lease an additional facility near its headquarters office in Orlando, Florida, at which it will manufacture NDAA compliant drone motors. The Company expects that it will be in a position to commence manufacturing during the second quarter of 2025. We believe that by bringing manufacturing in house, it can reduce our costs of motor inventory. See “Item 1A. Risk Factors.”

Suppliers

Unusual Machines purchases inventory from approximately 50 suppliers, much of which could be subject to varying tariffs. The United States has continuously increased tariffs since 2019, which Unusual Machines is currently subject to and range from 2% to 25%. In addition, in Q1 2025, additional tariffs have been instituted on Chinese products and could see potential changes to tariffs in the future. These tariffs increase the cost of goods which reduces the company’s profit margins or increases the total price to our customers. For more information, See Risk Factors – Risks Related to our Business and Financial Condition “Rising threats of international tariffs, including tariffs applied to goods between the U.S. and China, may materially and adversely affect our business.”

Unusual Machines retail competitors are subject to the same tariffs and have supply chains that include a greater mix of products sourced from China. The Company can use its domestically manufactured parts to improve both relative margin and price relative to the other domestic retailers. In this way, tariffs may be a driver for revenue and margin growth. Additionally, tariffs have caused domestic drone manufacturers to prioritize domestic producers. This has created preference for components from companies, like Unusual Machines, that are actively onshoring.

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

Federal Aviation Administration

The Federal Aviation Administration (“FAA”) of the United States Department of Transportation is responsible for the regulation and oversight of civil aviation within the United States. Its primary mission is to ensure the safety of civil aviation. The FAA has adopted the name “unmanned aircraft” (“UA”) to describe aircraft systems without a flight crew on board. More common names include drone, Unmanned Aerial Vehicle (“UAV”) and remotely operated aircraft.

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

The Company believes that the oversight of the FAA is beneficial to the drone industry generally, and the Company specifically. Approximately 70% of all FAA LAANC authorization are already done using the Aloft product.

Countering Chinese Communist Party Drone Act

In December 2025, Section 1709 was passed into law as part of the National Defense Authorization Act. Section 1709 is commonly referred to as the Countering Chinese Communist Party (CCCP) Drone Act. The law mandates that within one year, a security review of the two largest Chinese drone companies (DJI and Autel) must be conducted and if it is not (or they fail to pass), the FCC will no longer grant licenses to operate within the United States. The Company believes that this is functionally a ban on all new DJI and Autel products (similar to a previous ban of Huawei). This ban will impact consumers as well as enterprises and the Company believes this will open the entire U.S. drone market up to domestic competition.

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

Employees and Human Capital Resources

As of March 25, 2025, the Company had sixteen full-time employees and two full-time contractors, including our Chief Executive Officer, whose services are performed on behalf of a consulting agreement.

Property

The Company’s headquarters are in Orlando, Florida under a lease which expires in October 2028. At this facility, the Company maintains its executive offices and a warehouse from which it holds inventory and ships inventory to customers. As stated above, the Company plans to initiate a manufacturing facility and believes that there are available locations near its current facility.

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

Country	Status	Patent No	Application Date	Grant Date	Title
United States	Issued	D825,381	7/13/2017	8/14/2018	UNMANNED AERIAL VEHICLE (Design
Canada	Issued	179088	1/10/2018	5/30/2019	UNMANNED AERIAL VEHICLE (Design)
China	Issued	CN304757327S	1/9/2018	8/3/2019	UNMANNED AERIAL VEHICLE (Design)
EU	Issued	004665040	1/12/2018	1/12/2018	UNMANNED AERIAL VEHICLE (Design)
GB	Issued	90046650400001	1/12/2018	1/12/2018	UNMANNED AERIAL VEHICLE (Design)
Korea	Issued	30-963991	1/11/2018	7/3/2018	UNMANNED AERIAL VEHICLE (Design)
United States	Issued	10,179,647	8/23/2017	1/15/2019	UNMANNED AERIAL VEHICLE (Utility)
Canada	Abandoned	3009413	6/26/2018		UNMANNED AERIAL VEHICLE (Utility)
China	Issued	201810895541.3	8/8/2018	3/12/2024	UNMANNED AERIAL VEHICLE (Utility)
France	Issued	3446974	6/25/2018	11/6/2024	UNMANNED AERIAL VEHICLE (Utility)
Germany	Issued	602018076194.2	6/25/2018	11/6/2024	UNMANNED AERIAL VEHICLE (Utility)
Switzerland	Issued	3446974	6/25/2018	11/6/2024	UNMANNED AERIAL VEHICLE (Utility)
United Kingdom	Issued	3446974	6/25/2018	11/6/2024	UNMANNED AERIAL VEHICLE (Utility)
United States	Issued	D848,383	7/13/2017	5/14/2019	PRINTED CIRCUIT BOARD (Design)
Canada	Issued	179089	1/10/2018	5/30/2019	PRINTED CIRCUIT BOARD (Design)
China	Issued	304758049S	1/9/2018	8/3/2018	PRINTED CIRCUIT BOARD (Design)
EU	Issued	004665032	1/12/2018	1/12/2018	PRINTED CIRCUIT BOARD (Design)
United Kingdom	Issued	90046650320001	1/12/2018	1/12/2018	PRINTED CIRCUIT BOARD (Design)
Korea	Issued	30-965570	1/11/2018	7/13/2018	PRINTED CIRCUIT BOARD (Design)
China	Issued	201810324925.X	4/12/2018	11/19/2021	SINGLE-PANEL HEAD-MOUNTED DISPLAY (Utility)
EU	Pending	19159958.8	2/28/2019		SINGLE-PANEL HEAD-MOUNTED DISPLAY (Utility)
United States	Issued	10,819,973	6/7/2018	10/27/2020	SINGLE-PANEL HEAD-MOUNTED DISPLAY (Utility)
China	Pending	202010150301.8	3/6/2020		APPARATUS FOR ATTACHING ACCESSORIES TO A FIRST-PERSON VIEW HEADSET (Utility)
United States	Allowed	17/187,838	2/28/2021		APPARATUS FOR ATTACHING ACCESSORIES TO A FIRST-PERSON VIEW HEADSET (Utility)
United States	Issued	D991,255	5/17/2021	7/4/2023	HEADSET (Design)
China	Issued	CN308594144S	11/11/2021	4/19/2024	VR GLASSES (Design)
Canada	Issued	DM/218 069	11/9/2021	11/9/2021	HEADSET (Design)
EU	Issued	DM/218 069	11/9/2021	11/9/2021	HEADSET (Design)
Japan	Issued	DM/218 069	11/9/2021	11/9/2021	HEADSET (Design)
GB	Issued	DM/218 069	11/9/2021	11/9/2021	HEADSET (Design)

Trademark Portfolio

The following table summarizes current registered trademarks (indicated by “Registered”) including the registration dates. As the chart indicates, these trademarks are registered in the United States and abroad.

Country	Status	Trademark	Reg. No.	Reg. Date.	App. No.	App. Date.	Classes	Next Deadline
US	Registered	ROTOR RIOT	5,175,159	4/4/2017	87/074,341	6/16/16	16, 25, 35, 41	Renewal due 4/4/2027
Australia	Registered	ROTOR RIOT	1814854	4/18/2017	1814854	12/9/16	16, 25, 35, 41	Renewal due 12/9/2026
Canada	Registered	ROTOR RIOT	TMA1013525	1/22/2019	1813182	12/8/16	16, 25, 35, 41	Renewal due 1/22/2034
EU	Registered	ROTOR RIOT	016152688	5/14/2017	016152688	12/12/16	16, 25, 35, 41	Renewal due 12/12/2026
UK	Registered	ROTOR RIOT	UK00916152688	5/14/2017	UK00916152688	12/12/16	16, 25, 35, 41	Renewal due 12/12/2026
US	Registered	Rotor Riot Logo	5,175,160	4/4/2017	87/074,378	6/16/16	16, 25, 35, 41	Renewal due 4/4/2027
Australia	Registered	Rotor Riot Logo	1814855	4/18/2017	1814855	12/9/16	16, 25, 35, 41	Renewal due 12/9/2026
Canada	Registered	Rotor Riot Logo	TMA1013624	1/22/2019	1813183	12/8/16	16, 25, 35, 41	Renewal due 1/22/2034
EU	Registered	Rotor Riot Logo	016152837	5/14/2017	016152837	12/12/16	16, 25, 35, 41	Renewal due 12/12/2026
UK	Registered	Rotor Riot Logo	UK00916152837	5/14/2017	UK00916152837	12/12/16	16, 25, 35, 41	Renewal due 12/12/2026
US	Registered	BYTE FROST	6,318,131	4/13/2021	88/574,951	8/12/19	9	AOU due 4/13/2027
US	Registered	DOMINATOR	5,446,501	4/17/2018	87/513,286	6/30/17	9	Renewal due 4/17/2028
US	Registered	FAT SHARK	6,037,513	4/21/2020	87/513,291	6/30/17	9, 12	AOU due 4/21/2026
Australia	Registered	FAT SHARK	1892862	7/18/2018	1892862	7/12/17	9, 12	Renewal due 7/12/2027
UK	Registered	FAT SHARK	UK00917653122	6/12/2018	UK00917653122	12/27/17	9, 12	Renewal due 12/28/2027
EU	Registered	FAT SHARK	17653122	6/12/2018	17653122	12/28/17	9, 12	Renewal due 12/28/2027

(continued)

Country	Status	Trademark	Reg. No.	Reg. Date.	App. No.	App. Date.	Classes	Next Deadline
China	Registered	FAT SHARK	28347095	3/7/2019	28347095	12/27/17	9	Renewal due 3/6/2029
China	Registered	FAT SHARK	28347096	12/7/2018	28347096	12/27/17	12	Renewal due 12/6/2028
S. Korea	Registered	FAT SHARK	40-1429232	12/20/2018	40-20170165133	12/22/17	9, 12	Renewal due 12/20/2028
Japan	Registered	FAT SHARK	6128494	3/8/2019	2017162207	12/11/17	9, 12, 28	Renewal due 3/8/2029
US	Registered	Shark Head Logo	5,921,613	11/26/2019	87/792,917	2/10/18	9, 25	AOU due 11/26/2025
UK	Registered	Shark Head Logo	UK00917938426	12/26/2018	UK00917938426	7/31/18	9, 12, 25	Renewal due 7/31/2028
EU	Registered	Shark Head Logo	17938426	12/26/2018	17938426	7/31/18	9, 12, 25	Renewal due 7/31/2028
China	Registered	Shark Head Logo	32458836	4/7/2019	3248836	7/25/18	9	Renewal due 4/6/2029
China	Registered	Shark Head Logo	32458835	4/7/2019	32458835	7/25/18	12	Renewal due 4/6/2029
China	Registered	Shark Head Logo	32458837	4/7/2019	32458837	7/25/18	25	Renewal due 4/6/2029
US	Registered	SHARK BYTE	6,631,683	2/1/2022	90/337,500	11/23/20	9	AOU due 2/1/2028
UK	Registered	SHARK BYTE	UK00003597165	9/3/2021	UK00003597165	2/18/21	9	Renewal due 2/18/2031
EU	Registered	SHARK BYTE	018402699	11/5/2021	018402699	2/19/21	9	Renewal due 2/19/2031
China	Registered	SHARK BYTE	53741813	10/14/2022	53741813	2/20/21	9	Renewal due 10/27/2031

Unusual Machines has recently filed for a trademark on our logo.

Research and Development

Research and development activities are part of Unusual Machine’s business, and the Company will follow a disciplined approach to investing capital and resources to create new drone technologies and solutions. Research and development costs were approximately $90,584 and 0, for the years ended December 31, 2024 and 2023, respectively and primarily related to developing NDAA compliant products including our Brave F7 flight controller, Brave 55A ESC and the Fat Shark Aura FPV Camera. A fundamental part of this approach is a well-defined screening process that helps us identify commercial opportunities that support desired technological capabilities in the markets we serve.

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

Risk Factors Summary

Our business and an investment in our Common Stock are subject to numerous risks and uncertainties, including those highlighted in this “Risk Factors” section below. Some of these risks include:

Risks Related to our Business and Financial Condition

•	Because the Company had a very limited operating history prior to its acquisition of Fat Shark and Rotor Riot, any investment in us is highly speculative.
•	Fat Shark and Rotor Riot incurred net losses since their acquisition by Red Cat and may fail to achieve or maintain profitability.
•	Rising threats of international tariffs, including tariffs applied to goods between the United States and China may materially and adversely affect our business.
•	If the proceeds of the prior IPO and subsequent capital raises are insufficient to meet our working capital needs, and if we are then not able to obtain sufficient capital, we may be forced to limit the scope of our operations.
•	If we lose key personnel, it may adversely affect our business.
•	Conflicts of interest involving our board of directors (“Board”) and other parties could materially harm our business.
•	If we are unable to attract new customers or maintain and grow our existing customer relationships in a manner that is cost-effective, our revenue growth could be slower than we expect and our business may be harmed.
•	Future operating results and key metrics may fluctuate significantly from period-to-period due to a wide range of factors, which makes our future results difficult to predict.
•	Any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities or disruptions to our continuous operations, including the systems, facilities or operations of third parties with which we do business, such as resulting from cyber-attacks, could result in significant costs, reputational damage and limits on our ability to conduct our business activities.
•	Our failure to effectively manage our growth could harm our business.
•	If we are unable to attract, integrate and retain additional qualified personnel, including top technical talent, our business could be adversely affected.
•	If we are successful in consummating the Merger, the integration of our business and the Aloft business may disrupt or have a negative impact on our business.

Risks Related to Our Sale of Drone-Related Products and Operations in the Drone Industry

•	We operate in an emerging and rapidly evolving industry which makes it difficult to evaluate our business and future prospects.
•	We face competition from larger companies that have substantially greater resources which challenges our ability to establish market share, grow the business, and reach profitability.
•	Several steps of our production processes are dependent upon certain critical machines and tools which could result in delivery interruptions and foregone revenues.
•	We may not be able to procure necessary key components for our products or may produce or purchase too much inventory.
•	We may not be able to keep pace with technological advances; and we depend on advances in technology by other companies.
•	Lack of long-term purchase orders and commitments from customers may lead to a rapid decline in sales.
•	Our products require ongoing research and development and may experience technical problems or delays, which could lead the business to fail.
•	If we are involved in litigation, it could harm our business or otherwise distract management.
•	Our business is highly dependent upon our brand recognition and reputation, and the failure to maintain or enhance our brand recognition or reputation, including due to our high reliance on online and social media platforms, would likely adversely affect our business and operating results.
•	Future growth and ability to generate and grow revenue and achieve or maintain profitability may be adversely affected if our marketing initiatives are not effective in generating sufficient levels of brand awareness.
•	Future acquisitions could disrupt our business and adversely affect our operating results, financial condition and cash flows.
•	If we incur any future impairment in the carrying value of our goodwill asset or write-off of our general intangibles, it could depress our stock price.
•	Product quality issues and a higher-than-expected number of warranty claims or returns could harm our business and operating results.

Risks Related to Intellectual Property Protection

•	If third-party intellectual property infringement claims are asserted against us, it may prevent or delay our product development and commercialization efforts and have a material adverse effect on our business and future prospects.
•	We may depend on intellectual property rights including patent rights that have not yet been and may not be obtained by us, and our intellectual property rights and proprietary rights may not adequately protect our products.
•	If we lose our rights under our third-party technology licenses, our operations could be adversely affected.
•	Significant inflation could adversely affect our business and financial results.

Risks Related to Government Regulation of Our Operations and Industry

•	Failure to obtain necessary regulatory approvals from the DIU, FAA or other governmental agencies by us, our customers, or others who use our products, or limitations put on the use of unmanned aircraft systems, or “UAS,” in response to public privacy or safety concerns, may prevent us from expanding the sales of our drone solutions in the United States.
•	We are or may become subject to governmental export and import controls, economic sanctions and other laws and regulations that could subject us to liability and impair our ability to compete in international markets.
•	If the courts uphold the SEC’s climate change rules, we will incur additional costs which may materially and adversely affect our operating results and financial condition.
•	If we fail to comply with United States and foreign laws related to privacy, data security, and data protection, it could adversely affect our operating results and financial condition.

Risks Related to Our Common Stock

•	The market price of our shares of Common Stock is subject to fluctuation.
•	Our stock price may be and has been volatile, which could result in substantial losses to investors.
•	We are incurring significant additional costs as a result of being a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
•	Our failure to maintain effective disclosure controls and internal controls over financial reporting could have an adverse impact on us.
•	Because our Common Stock is listed on NYSE American, we are subject to additional regulations and continued requirements.
•	Our Board of Directors may authorize and issue shares of new classes of stock that could be superior to or adversely affect current holders of our Common Stock.
•	If we raise capital in the future, it may dilute our existing stockholders’ ownership and/or have other adverse effects on us, our securities or our operations.
•	Common stock eligible for future sale may adversely affect the market.
•	If securities or industry analysts do not publish research or reports about our business, or if they adversely change their recommendations regarding our Common Stock, the market price for our Common Stock and trading volume could decline.
•	We and our investors face the implications of our status as an emerging growth company under the federal securities laws and regulations.
•	We have never paid dividends and we do not expect to pay dividends for the foreseeable future.
•	Our Certificate of Incorporation contains certain provisions which may result in difficulty in bringing stockholder actions against or on behalf of the Company or its affiliates.

RISK FACTORS

Investing in our Common Stock involves a high degree of risk. Investors should carefully consider the following Risk Factors before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the Risk Factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of our securities could decline.

Risks Related to our Business and Financial Condition

Because the Company had a limited operating history prior to its acquisition of Fat Shark and Rotor Riot, any investment in us is highly speculative.

We completed our acquisitions of Fat Shark and Rotor Riot simultaneously with the closing of our IPO in February 2024. Both companies, prior to the completion of the acquisitions, were operated by Red Cat since their acquisition by Red Cat in 2020. While the management of each company remained as employees, no Red Cat officer, other than Dr. Allan Evans who became our Chief Executive Officer in December 2023, and our Chief Operating Officer in March 2024, respectively, joined us. Our management team is headed by our executive officers together with individuals from Fat Shark and Rotor Riot, and our operations going forward are therefore subject to ordinary integration risks where two companies and two cultures are combined. Further, we may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. Our current and future expense levels are based largely on our budgeted plans and estimates of future revenue. Similarly, if we are able to raise additional funds in future financing transactions, we may use a portion of those proceeds to acquire other operating businesses in our industry or in related industries to facilitate strategic growth and build our market presence and revenue potential. If we do acquire one or more businesses in the future, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which could then force us to curtail our business operations or plan of operations or acquisitions.

Unusual Machines must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations, and growth process. For all these reasons, we may be unable to achieve or maintain profitability in some or all of our business segments in a timely manner or at all.

Fat Shark and Rotor Riot have incurred net losses since their acquisition by Red Cat and may fail to achieve or maintain profitability.

Since their acquisition by Red Cat in 2020, Fat Shark and Rotor Riot incurred net losses for each reported quarter with the exception of Fat Shark which reported a small net income in the quarter ended July 31, 2022. Further, Unusual Machines was formed in July 2019 did not conduct any operational business activities until February 2024 after the completion of our IPO and acquisitions of Fat Shark and Rotor Riot. Following our acquisition of Fat Shark and Rotor Riot, their operations constitute our business. Further, Fat Shark had lower revenues in fiscal year 2023 compared to fiscal year 2022, and Rotor Riot had higher net losses in fiscal year 2023 compared to fiscal year 2022, and generally experiences fluctuating revenue as a result of recurring seasonal sales cycles. We will need to generate higher revenues and control operating costs in order to attain profitability. There can be no assurances that we will be able to do so or to reach profitability.

We expect to continue to incur losses for the foreseeable future and we expect costs to increase in future periods as we expend substantial financial and other resources on, among other things:

•	expanding into the B2B channel;

•	opening a manufacturing facility;

•	researching, developing, producing and distributing new products;

•	sales and marketing, which will require time before these investments generate sales results;

•	general and administrative expenditures, including significantly increasing expenses in accounting and legal fees related to the increase in the sophistication and resources required for public company compliance and other needs arising from the growth and maturity of the Company;

•	competing with other companies that are currently in, or may in the future enter, the markets in which we compete;

•	maintaining high customer satisfaction and ensuring product and service quality;

•	developing our indirect sales channels and strategic partner network;

•	maintaining the quality of our technology infrastructure;

•	establishing and increasing market awareness of our Company and enhancing our brand;

•	consummating and integrating acquisitions;

•	maintaining compliance with applicable governmental regulations and other legal obligations, including those related to intellectual property and drones; and

•	attracting and retaining top talent in a competitive labor market.

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

Rising threats of international tariffs, including tariffs applied to goods between the United States and China, may materially and adversely affect our business.

Our B2C business has historically been dependent on Chinese imports for our products and operations. For example, a majority of our products are manufactured, directly and indirectly, using Chinese vendors. We do not have any written agreements with our other suppliers in China. We rely only on purchase orders. There are inherent risks and uncertainties regarding the enforcement of our rights with respect to our oral agreements and purchase orders. Should our suppliers in China fail to honor our oral agreements and purchase orders we will not have any recourse against such suppliers under Chinese law. The legal system in China and the enforcement of laws, rules and regulations in China can change quickly and the Chinese government may intervene or influence the operations of our suppliers which would adversely impact our business insofar as we would have to seek other suppliers outside of China and such suppliers would most likely charge us more for our products. As a result of the recent United States presidential election, President Trump has imposed steep and additional tariffs on the importation from China of goods including the drones we use in our B2C business. This increase in tariffs imposed could materially and adversely affect our business and results of operations. These tariffs apply to the vast majority of our respective inventory, and we have historically increased prices and may in the future be forced to implement additional price increases to adjust to the higher costs of inventory, which imposes the risk of reduced demand for such products and lower sales and resulting revenue. In addition, additional tariffs have been instituted on Chinese products and could see potential additional tariffs in the future. Under the current Trump administration, the imposition of additional tariffs fluctuates dramatically and have created uncertainty in the global markets. Future tariffs or any further costs or restrictions imposed on products that we import, could require us to raise our prices on our B2C products, which may result in the loss of customers and harm our business, particularly since we rely on consumer spending and our products are typically considered non-essential, and purchases are therefore highly price sensitive.

In addition, changes in political conditions in China and changes in the state of China-United States relations, including any tensions relating to potential military conflict between China and Taiwan, are difficult to predict and could adversely affect the operations or financial condition of the Company. In addition, because of our B2C involvement in the Chinese market, any deterioration in political or trade relations might cause a public perception in the United States or elsewhere that might cause that business to become less attractive. Such an impact could adversely affect our revenues and cash flows. In addition to Chinese tariffs, one of our first B2B customers was a European company. If the European Union and other European countries react to the United States tariffs by imposing tariffs on United States made product including our drones, the trade war may make our B2B drone part too expensive.

If the tariffs or other factors result in increased inflation and a recession, our business may be materially harmed.

A direct impact from rising tariffs on our business will be increases in the prices of inventory we acquire and, most likely, an increase in our selling prices. Further, due to the tariffs and possibly large cuts in the size of the government, there may be increased unemployment and other economic factors which result in recession. In such event, our B2C business may be materially and adversely affected. Further, our B2B business including our proposed manufacturing of drones in the United States may also be adversely affected by a recessionary economy and inflation.

If our existing cash is insufficient to meet our working capital needs, and if we are then not able to obtain sufficient capital, we may be forced to limit the scope of our operations.

We expect that our existing cash will be sufficient to meet our working capital needs for at least 12 months. However, due to our continued negative cash flow we may require substantial additional working capital.

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

Our ability to raise financing through sales of equity linked securities depends on general market conditions and the demand for our Common Stock. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt transactions often include restrictive covenants that could limit our ability to engage in strategic transactions, acquire complimentary businesses, or adjust to changing market environments as quickly or efficiently as we otherwise would or at all. Further, if adequate financing is not available or is unavailable on acceptable terms, we may find we are unable to fund our planned expansion, take advantage of acquisition opportunities, develop or enhance our products, or respond to competitive pressures in the industry which may jeopardize our ability to continue operations.

If we lose key personnel, it may adversely affect our business.

Our future success depends in large part on the continued contributions of our executive officers, members of senior management and other key personnel, particularly Dr. Allan Evans, our Chief Executive Officer. Dr. Evans’ leadership, knowledge and experience in the drone industry is expected to be crucial to our business plan and any future successes and progress we experience. The loss of Dr. Evans’ services would therefore materially adversely affect our business and prospects. As a condition to the consummation of the IPO, we obtained “key person” insurance for Dr. Evans but not for any other officers or employees. Our executive officers, senior management and key personnel are all employed on an at-will basis, which means that they could terminate their services with us at any time, for any reason and without notice. The loss of any of our key management personnel could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business.

Conflicts of interest involving our Board and other parties could materially harm our business.

Our Board on which we heavily depend are or may become involved in other endeavors giving rise to conflicts of interests that are adverse to the Company. See “Management” and “Corporate Governance.” Mr. Jeffrey Thompson, a member of our Board is the Chief Executive Officer of Red Cat, a drone company with which we partner on some of our B2B business. These arrangements could cause him to be unable or decline to devote sufficient time and attention to our Company and favor Red Cat, and/or to face a conflict of interest, financial or otherwise, adverse to us and in favor of Red Cat. Accordingly, from time-to-time our directors may not devote sufficient time and attention to our affairs, which could have a material adverse effect on our operating results, and there can be no assurance that other conflicts of interest will not arise from their other business ventures, any of which could materially and adversely impact our business.

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

If we are unable to attract new customers or maintain and grow our existing customer relationships in a manner that is cost-effective, our revenue growth could be slower than we expect and our business may be harmed.

To increase our revenue, we must add new customers, upsell to our existing customers, enhance our products with features that set us apart from our competitors, and effectively develop and market new products including our B2B products that enable us to maintain and expand our brand and market share. Demand for our products is affected by a number of factors, many of which are beyond our control. Additionally, the projections and estimates about the future success and growth of the drone industry and demand for drone-related products such as ours, could prove to be incorrect, in which case our results of operations and prospects will decline. For example, if a recession occurs in the United States or global economy, we expect that consumer spending, particularly for non-essential goods such as our drone products which are largely focused on recreational uses, may decline, limiting our ability to attract or maintain a sufficient customer base to achieve or maintain the revenue we seek in the development and sale of our products. Even if we do attract customers, the cost of new customer acquisition may prove so high as to prevent us from achieving or sustaining profitability.

Our future success also depends on our ability to increase the use of our products and solutions within and across our existing customers and future customers. While we believe there is a significant opportunity to further expand within our existing customer base, including due to our planned employment of a “land-and-expand” business model in which we plan to establish relationships with new customers and grow those relationships over time by providing high quality products and services. Our growth prospects depend on our ability to persuade customers to buy more product, and if we fail to do so, our business goals and prospects may not be achieved to the extent sought or anticipated or at all.

Future operating results and key metrics may fluctuate significantly from period-to-period due to a wide range of factors, which makes our future results difficult to predict.

Our operating results and key metrics could vary significantly from quarter-to-quarter as a result of various factors, some of which are outside of our control, including:

•	delays in the receipt of orders from customers that are dependent on government orders;

•	the effect that tariffs, a trade war and a potential recession may have on our business;

•	delays in getting Blue List approval for additional drone components that we develop;

•	the expansion or contraction of our customer base and the amount of products ordered;

•	the size, duration and terms of our contracts with both existing and new customers, including distributors we contract with;

•	seasonality of sales at Rotor Riot which generally has experienced higher sales volumes in October – December than in other three-month periods as a result of holiday purchases and its e-commerce focus;

•	sales cycles which fluctuate and often include delays between the end of one product or solution’s cycle and the launch of a new product or solution to replace or supplement the prior offering;

•	the introduction of products and product enhancements by competitors, and changes in pricing for products offered by us or our competitors;

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors or otherwise;

•	changes in customers’ budgets;

•	the amount and timing of payment for expenses, including infrastructure, research and development, sales and marketing expenses, employee benefit and stock-based compensation expenses;

•	costs related to the hiring, training and maintenance of our employees;

•	any future impact from the ongoing geopolitical military conflicts (including the war in Israel, the war in Ukraine, and tensions between China and Taiwan;

•	supply chain issues;

•	political unrest affecting our relationship with China and future tariffs;

•	our lack of a long-term agreement with our suppliers which can affect the availability of parts and future costs;

•	changes in laws and regulations or other regulatory developments that impact our business;

•	the timing and extent of the growth of our business; and

•	general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate.

Any one of these or other factors discussed elsewhere in this Annual Report may result in fluctuations in our operating results, meaning that quarter-to-quarter comparisons may not necessarily be indicative of our future performance.

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

In July 2023, the Securities and Exchange Commission (the “SEC”) approved final rules requiring public companies to report material cybersecurity incidents and disclose their cybersecurity risk management, strategy and governance. The new rules required us to enhance our cybersecurity compliance efforts and have the effect of causing us to expend funds to prevent material cybersecurity incidents and begin making cybersecurity-related periodic and annual disclosures.

Specifically, the new rules impose a new Form 8-K disclosure requirement about material cybersecurity incidents within four business days after we determine that a cybersecurity is material. Annually we will be required to disclose in our 10-K our processes, if any, to assess, identify and manage material risks from cybersecurity threats including whether we have hired third parties in connection with the processes. We also will be required to disclose whether any risks from cybersecurity threats have or are materially reasonably likely to materially affect us. Finally we must describe our Board’s oversight of risks from cybersecurity threats and management’s role in assessing and managing these risks. We expect to incur material additional compliance and reporting costs, including monitoring, collecting, and analyzing data concerning cyber-security incidents and evaluating and preparing the required disclosure. We may also be required to incur third party compliance costs.

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

Businesses, including development stage companies such as ours which often grow rapidly, may have difficulty managing their growth. These challenges are exacerbated in circumstances such as ours following our acquisition of operating businesses and will be continued if we close any acquisitions including the Aloft Merger. We intend to expand the number and types of products we sell as we grow, if and as capital becomes available. Further, because of our reliance on consumer spending which depends on novelty and social trends, and the rapid and constant technologically advancements that characterize our industry, we are subject to periodic sales cycles. We will need to replace and regularly introduce on a timely basis new products and technologies, enhance existing products, and effectively stimulate customer demand for new products and upgraded or enhanced versions of our existing products. Similarly, because our product offerings are largely dependent on others’ drone-related products and activities, we may need to adjust or update as third parties advance or alter their technology and activities. If we are able to successfully develop, produce and market our products and initiate our planned manufacturing business, we will likely need to incur additional expenditures and expand our personnel with additional employees and consultants who are capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully.

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

Because we rely on a limited number of suppliers, including one key supplier, for our component parts our business may be adversely affected.

The drone industry relies on limited sources to supply certain components and materials used in the manufacturing of drones. Our intention is to purchase certain components or sub-components from suppliers based in the United States, which may lead us to pay higher prices, or select parts from a more limited number of suppliers relative to our competitors, which would adversely impact our gross margin and operating results. In addition, the imposition of tariffs by the United States and a trade war with China will significantly increase the cost of our component parts. We will also be forced to increase prices to our customers which could result in decreased sales, especially if there is an economic recession. Our operating results could be materially adversely impacted if our suppliers do not provide the critical components used to assemble our products on a timely basis, at a reasonable price, and in sufficient quantities.

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

Our future success depends in part on our ability to identify, attract, integrate and retain highly skilled technical, managerial, sales and other personnel, particularly as we attempt to expand our operations and further develop and market our products. We face intense competition for a limited number of qualified individuals with the requisite skills and experience from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. These companies also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. In addition, if we move into new geographies, we will need to attract and recruit skilled personnel in those areas. We have limited experience with recruiting in geographic areas outside of the United States, and may face additional challenges in attracting, integrating and retaining international employees. If we are unable to attract, integrate and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, our business will be adversely affected.

Our new manufacturing business has inherent risks that may adversely impact us.

The Company has hired a vice president of manufacturing whose role is to head up the Company’s proposed drone component manufacturing business. The Company also plans to lease an additional facility near its headquarters office in Orlando, Florida, at which it will manufacture NDAA compliant drone motors. There are inherent risks in connection with launching our component manufacturing business, which include:

•	the need to expend working capital to purchase manufacturing equipment; rent a facility and to hire personnel with the requisite skills to fabricate our drones which could initially have an adverse effect on our working capital;

•	to the extent that there are delays in receiving the requisite equipment necessary to manufacture our drones and component parts, our customers for our products may seek alternative manufacturers and our manufacturing business could be adversely affected;

•	to the extent that any of the equipment that we purchase is sourced overseas, we may be impacted by tariffs imposed by the current administration; and

•	the manufacturing equipment that we acquire may have bugs or may not be in sound working order and the products we manufacture may not be manufactured in accordance with our or our customers specifications, which result in conflicts with customers, the loss of revenues or damage to our reputation.

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

The drone industry is relatively new and is growing rapidly. As a result, it is difficult to evaluate our business and future prospects. We cannot accurately predict whether, and even when, demand for our products will increase, if at all. The risks, uncertainties and challenges encountered by companies operating in emerging and rapidly growing industries include:

•	generating sufficient revenue to cover operating costs and sustain operations;

•	acquiring and maintaining market share;

•	attracting and retaining qualified personnel;

•	successfully developing and commercially marketing new products;

•	complying with challenging supply chain issues which may arise;

•	complying with developing regulatory requirements;

•	the possibility that favorable estimates or projections prove to be incorrect;

•	responding effectively to changing technology, evolving industry standards, and changing customer needs or requirements; and

•	accessing the capital markets to raise additional capital, on reasonable terms, if and when required to sustain operations or to grow the business.

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

The development and manufacture of FPV goggles encompasses several complex processes and several steps of our production processes are dependent upon third party vendors, supply chains, the availability of PCBs, optics, and certain chips. Any change in availability of these components, manufacturing or design partners could result in delivery interruptions, which could adversely affect our operating results.

As we continue to develop our products, we must progress through the complex and challenging processes involved in the technology and designs on which Fat Shark and Rotor Riot products are founded. Fat Shark and Rotor Riot rely on third party suppliers for the resources needed to navigate these processes and expect to continue to rely on such parties when we reach the manufacturing and marketing stages. Our reliance on third-party manufacturers and service providers will entail risks to which we may not be subject if our future operations were more vertically integrated, including:

•	the ongoing supply chain shortages, and any future supply chain and logistics challenges that we or our vendors may face in the future, including due to the reliance on lithium-ion batteries and other materials for our products;

•	the inability to meet any product specifications and quality requirements consistently;

•	the impact of tariffs, the availability of United States supply sources and the impact of higher prices;

•	discontinuation or recall of products or component parts;

•	manufacturing and product quality issues related to scale-up of manufacturing;

•	costs and validation of new equipment and facilities required for scale-up;

•	a failure to comply with applicable regulatory and safety standards in the United States and foreign markets in which we or our collaborators operate;

•	the inability to negotiate manufacturing and service agreements with third parties under commercially reasonable terms;

•	the possibility of breach or termination or nonrenewal of agreements with third parties in a manner that is costly or damaging to us;

•	we do not always execute definitive written agreements with our vendors, particularly those located in China, which exposes us to possible disputes concerning the existence or terms of our agreements and our intellectual property rights;

•	the reliance on a few sources, and sometimes, single sources for raw materials and components, such that if we cannot secure a sufficient supply of these product components, we cannot manufacture and sell products in a timely fashion, in sufficient quantities or under acceptable terms;

•	operations of our third-party manufacturers, suppliers or service providers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the party;

•	carrier disruptions or increased costs beyond our control;

•	possible misappropriation of our proprietary technology; and

•	failing to deliver products under specified storage conditions and in a timely manner.

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

Fat Shark currently has no equipment redundancy to manufacture its products, meaning we will rely on a limited number of machines to perform a large quantity of steps in the manufacturing and assembly processes. Rotor Riot is limited by the number of personnel it has on staff to assemble drones and drone parts. This may, among other things, delay delivery timelines or reduce our revenue and accounts receivable, and/or force us to rely more heavily on third parties to meet customer deadlines or volume demands, either of which will adversely affect our results of operation and ability to achieve and maintain profitability. If we experience any significant disruption in assembling, a failure of a critical piece of equipment, or an inability to hire personnel, we may be unable to supply products to our customers in a timely manner. Interruptions could be caused by us or our partners including but not limited to equipment problems, the introduction of new equipment into the manufacturing process or delays in the delivery of new equipment. Lead-time for delivery, installation, testing, repair and maintenance of equipment can be extensive. We can provide no assurances that we will not lose potential sales or be able to meet production orders due to future production interruptions in our manufacturing lines. When we commence manufacturing drones, the same risks will apply.

We may not be able to procure necessary key components for our products or may produce or purchase too much inventory.

The drone industry, and the electronics industry as a whole, can be subject to business cycles. During periods of growth and high demand for products, we may not have adequate supplies of inventory on hand to satisfy customers’ needs. The imposition of tariffs and a trade war may also impact our supply chain for component parts from China. Furthermore, during these periods of growth, our suppliers may also experience high demand and, therefore, may not have adequate levels of the components and other materials that the Company requires to manufacture products so that it can meet customers’ needs. Our inability to secure sufficient components to produce products for customers, or similar challenges faced by the drone manufacturers we serve, could negatively impact our sales and operating results. We may choose to mitigate this risk by increasing the levels of inventory for certain key components assuming we have available cash resources. Increased inventory levels can increase the potential risk for excess and obsolescence should our forecasts fail to materialize or if there are negative factors impacting our customers’ end markets. Such a risk becomes especially prevalent during a recession and market downturn. If we purchase too much inventory, we may have to record additional inventory reserves or write-off the inventory, which could have a material adverse effect on our gross margins and on our results of operations.

Lack of long-term purchase orders and commitments from customers in our B2C business may lead to a rapid decline in sales.

Our B2C customers issue purchase orders or use our e-commerce site solely at their own discretion, often shortly before the requested date of shipment. Both our distributor relationships and our online sales through Rotor Riot entail short-term contracts under which customers are generally able to cancel orders (without penalty) or delay the delivery of products on relatively short notice, regardless of whether or not we are in default under our agreements. The online business involves retail customers who are not likely to be repeat customers unless a need arises for updated hardware or software solutions offered by us, which may not occur on a frequent basis, resulting in lack of reliable recurring revenue in that part of our business. In addition, current customers may decide not to purchase products for any reason. If those customers do not continue to purchase products, sales volume could decline rapidly with little or no warning.

We cannot rely on long-term purchase orders or commitments to protect from the negative financial effects of a decline in demand for products. Unusual Machines typically plans production and inventory levels based on internal forecasts of customer demand, which are unpredictable and can fluctuate substantially. Component resellers issue purchase orders but they have options to reschedule or pay cancellation fees. The uncertainty of product orders makes it difficult to forecast sales and allocate resources in a manner consistent with actual sales. Moreover, expense levels and the amounts invested in capital equipment and new product development costs are based in part on expectations of future sales and, if expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. As a result of lack of long-term purchase orders and purchase commitments, and long product development lead times, we may experience a rapid decline in sales.

As a result of these and other factors, investors should not rely on revenues and operating results for any one quarter or year as an indication of future revenues or operating results. Further, our B2C business is seasonal with retail sales peaking in the fourth quarter. If quarterly revenues or results of operations fall below expectations of investors or public market analysts, the price of our Common Stock could fall substantially.

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

Among other things, claims could be brought against us if use and misuse of our products causes personal injury or death. If a consumer causes damage to a person or property using our drone, we as a reseller of the drone could be sued for selling an allegedly defective product. The possibility that the foregoing events occur from events involving our products is particularly high, because we supply technology used in the operation of drones which is relatively novel and are frequently operated at high speeds and altitudes, and often in densely populated areas and/or by individuals who lack a high level of experience operating them. These characteristics increase the probability that injury or damage to personal property might occur, even absent a defect. Additionally, because our products are used as ancillary or supplemental components of a drone’s functions, we may become involved in disputes arising from a third party’s actions or products that utilize its technology, even if we were not the direct cause of the issue. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources.

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

We believe that maintaining and enhancing Fat Shark and Rotor Riot brand identity, and our reputation are critical to our relationships with customers and strategic partners and to our ability to attract new customers and strategic partners. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our market continues to develop. Our success in this area will depend on a wide range of factors, some of which are beyond our control, including the following:

•	the efficacy of our marketing efforts;

•	our ability to obtain new customers and retain and/or expand sales or upsell to existing customers;

•	our ability to maintain high customer satisfaction;

•	the quality and perceived value of our products;

•	our ability to obtain, maintain and enforce patents and trademarks and other indicia of origin, will be critical to our business plan;

•	our ability to successfully differentiate from competitors’ products;

•	actions of competitors and other third parties;

•	our ability to provide customer support and professional services;

•	positive or negative publicity;

•	litigation or regulatory related developments.

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

We generally provide a one-year warranty on all of our Fat Shark products, except in certain European countries where it can be two years for some consumer-focused products. The occurrence of any material defects in our products could expose us to liability for damages and warranty claims in excess of our current reserves, and we could incur significant costs to correct any defects, warranty claims or other problems. In addition, if any of our product designs are defective or are alleged to be defective, we may be required to participate in a recall campaign. In part due to the terms of our warranty policy, any failure rate of our products that exceeds our expectations may result in unanticipated losses. Any negative publicity related to the perceived quality of our products could affect our brand image and decrease retailer, distributor and consumer confidence and demand, which could adversely affect our operating results and financial condition. Further, accidental damage coverage and extended warranties are regulated in the United States at the state level and are treated differently within each state. Additionally, outside of the United States, regulations for extended warranties and accidental damage vary from country-to-country. Changes in interpretation of the regulations concerning extended warranties and accidental damage coverage on a federal, state, local or international level may cause us to incur costs or have additional regulatory requirements to meet in the future in order to continue to offer our support services. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could harm our business and financial condition.

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

Risks Related to Acquisitions

Because Aloft may not meet closing conditions we may not be successful in consummating the Merger

On February 1, 2025, the Company entered into a Merger Agreement to acquire Aloft. The merger is for $14.5 million payable, almost entirely in the Company’s Common Stock with the issuance of approximately 1,204,319 shares of Common Stock and approximately $100,000 in cash. Customary closing conditions by the parties must be completed before closing the merger which include Aloft obtaining stockholder approval, the delivery by Aloft of its audited financial statements acceptable to the Company, and the receipt of certain third-party consents. There can be no assurances that the Aloft merger will close.

If we are successful in consummating the Merger, the integration of our business and the Aloft business may disrupt or have a negative impact on our business.

Achieving the anticipated benefits of the Merger will depend in significant part upon whether we are able to integrate our combined business in an efficient and effective manner. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. The companies may not be able to accomplish the integration process smoothly, successfully or on a timely basis. The necessity of coordinating geographically separated organizations, managements, systems of controls, and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. We and Aloft operate numerous systems and controls, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance. The integration of operations following the Merger and future acquisitions will continue to require the dedication of significant management and external resources, which may distract management’s attention from the day-to-day business of the Company and be costly. Employee uncertainty and lack of focus during the integration process may also disrupt our business. Any inability of management to successfully and timely integrate the operations of the two companies could have a material adverse effect on our business and results of operations. In addition, for the year ended December 31, 2024, Aloft had a net loss of $841,112 and net cash used in operating activities was negative $419,591. Accordingly, the Merger could have a negative impact on our cash flow.

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

Companies in the consumer electronics, wireless communications, semiconductor, artificial intelligence, information technology, and display industries steadfastly pursue and protect intellectual property rights, often times resulting in considerable and costly litigation to determine the validity of patents and claims by third parties of infringement of patents or other intellectual property rights. Other companies may hold or obtain patents or inventions or other proprietary rights in technology necessary for our business. If we are forced to defend against infringement claims, we may face costly litigation, diversion of technical and management personnel, and product shipment delays, even if the allegations of infringement are unwarranted. Intellectual property litigation is often extremely expensive and entails high legal fees and costs of expert witnesses.

Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing product development and sales. As the consumer electronics and drone industries expand and more patents are issued, the risk increases that our current and future products may be subject to claims of infringement of the patent rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to inventions, materials, engineering designs, or methods of manufacture related to the design, use or manufacture of our products. Because patent applications can take many years to issue, there may be patent applications currently pending that may later result in patents that our products may infringe upon. Third parties may obtain patents in the future and claim that use of our technologies or those of third parties with which our technologies are integrated infringes on these patents. If any third-party patents were to be held by a court to cover the manufacturing process of any of our products, or any of the characteristics or related components thereof, the holders of any such patents may be able to block our ability to commercialize such product unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patents were to be held by a court to cover aspects of our or our customers’ or strategic partners’ products or processes, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.

Parties making intellectual property claims against us may obtain injunctive or other equitable relief, which could block our ability to further develop and commercialize one or more of our products. Defense of these claims, regardless of their merit, involves substantial litigation expense and diversion of our management’s attention from our business.

If a claim of patent infringement against us succeeds, we may have to pay substantial damages, possibly including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. The financial harm caused by any such development with respect to intellectual property disputes and litigation will be heightened to the extent we do not possess, acquire or maintain adequate insurance coverage for these contingencies now or in the future. Further, if there is a successful claim of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, or if we are required to cease using one or more of our business or product names due to a successful trademark infringement claim against us, it could materially adversely affect our business.

We may depend on intellectual property rights including patent rights that have not yet been and may not be obtained by us, and our intellectual property rights and proprietary rights may not adequately protect our products.

Our commercial success will depend substantially on the ability to obtain patents and other intellectual property rights and maintain adequate legal protection for products in the United States and other countries. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that these assets are covered by valid and enforceable patents, trademarks, copyrights or other intellectual property rights, or are effectively maintained as trade secrets. We currently have 26 issued patents, including five issued in the United States, and three pending patent applications. Certain patents were assigned to a wholly-owned subsidiary of the Company by UAV Patent Corp. (“UAV”) a wholly-owned subsidiary of Red Cat, in each case with a non-exclusive, non-sublicensable royalty free perpetual license back to UAV for Red Cat to make, use and sell products subject to such assigned patents and applications solely with respect to military and defense drone applications.

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

The high rate of inflation and resulting pressures on costs and pricing of business such as ours focused on the manufacture and sale of electronics products could adversely impact our business and financial results. While inflation has created some salary pressure with our employees who wish to mitigate the impact of inflation, we have not yet suffered inflationary pressures in procurement of our products. A rise in inflation can adversely affect us by increasing our operating costs, including by increasing the costs of materials, freight and labor. The Company has not identified, planned or taken any actions to mitigate inflationary pressures. Further, in the United States, the Federal Reserve has responded by increasing interest rates to combat inflation, however such increases may result in a reduced demand for our products and/or an economic downturn. In a highly inflationary environment, or any recession or economic downturn that may result, we may be unable to adjust our business is a manner that adequately addresses these challenges, and these developments could materially adversely affect our business, results of operations and financial condition.

Risks Related to Government Regulation of Our Operations and Industry

If we fail to have other drone products approved for the Department of Defense’s Blue Framework, our future results of operations may be materially and adversely affected.

We have had multiple United States made drone products that have been approved and added to the Department of Defense’s Blue Framework. By virtue of being on the Blue Framework, it enables us to receive orders from agencies of the United States federal government. It also provides credibility to potential B2B customers who might be interested in purchasing drone components from us. We are seeking to add additional products to the Blue List. If these additional products are not added to the Blue Framework, our future results of operations may be materially and adversely affected.

If we fail to obtain necessary regulatory approvals from the FAA or other governmental agencies by us, our customers, or others who use our products, or limitations put on the use of unmanned aircraft systems, or UAS in response to public privacy or safety concerns, may prevent us from expanding the sales of our drone solutions in the United States.

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

We are subject to a number of supply risks concerning our Blue UAS products which could adversely impact our ability to deliver such products to the United States Department of Defense and commercial customers.

We purchase certain Blue UAS products from a privately-held United States based manufacturer pursuant to purchase orders. We are subject to a number of risks including:

•	We do not have a supply agreement requiring the manufacturer to produce a specified volume per year;

•	The manufacturer expects to deliver product quantities to us over a pre-determined period which increases the likelihood we may be unable to meet a large order from one or more customers;

•	Beyond the initial purchase orders, we have no assurances on future pricing which means future costs could adversely affect our marketing and future gross margins;

•	Because we have no non-compete from the manufacturer, it could manufacture the same products for our competitors;

•	We have no representations from the manufacturer on its intellectual property ownership of our products; and

•	Because we are not the manufacturer, we are subject to a number of risks including timely deliveries and quality control.

We are or may become subject to governmental export and import controls, economic sanctions and other laws and regulations that could subject us to liability and impair our ability to compete in international markets.

While we understand we have had minimal sales outside of the United States, we expect to seek to market our products outside of the United States. During 2024, we commenced sales of our Blue UAS products including to a European customer as part of a larger order. The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies. Our products are subject to United States export controls, including the Commerce Department’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls, and exports of our products must be made in compliance with these laws. Furthermore, United States export control laws and economic sanctions prohibit the provision of products and services to countries, governments, and persons targeted by United States sanctions. Even though we take precautions to prevent our products from being provided to targets of United Staets sanctions, our products, including our firmware updates, could be provided to those targets or provided by our customers despite such precautions.

Further, the manufacture and sale of our products in certain states and countries may subject us to environmental and other regulations. For example, many of our products rely on electricity generated by lithium-ion batteries, which implicate a variety of environmental and other regulations designed to control the production, use, and transportation of hazardous materials such as lithium and other components and minerals deployed in these batteries. In addition, the global focus on climate change, including greenhouse gas (“GHG”) emissions, has resulted in legislative and regulatory efforts to address the causes and impacts of climate change, and any new and more strict laws and regulations to reduce GHG emissions and address other aspects of climate change, including carbon taxes, cap and trade programs, GHG reduction requirements, requirements for the use of green energy, and changes in procurement requirements, may result in increased operational and compliance obligations, which could adversely affect our financial condition and results of operations.

Our failure to obtain required import or export approval or to comply with other applicable domestic or international laws and regulations for our products or operations could harm our international and domestic sales and adversely affect our revenue, or could subject us to costly proceedings, penalties or damages and negative publicity.

If we fail to comply with United States and foreign laws related to privacy, data security, and data protection, it could adversely affect our operating results and financial condition.

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

In particular, there are numerous United States federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, the GDPR includes operational requirements for companies that receive or process personal data of residents of the EU that are broader and more stringent than those previously in place in the EU and in most other jurisdictions around the world. The GDPR includes significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue. Additionally, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”). In November 2020, the CCPA was amended by Proposition 24, the California Consumer Privacy Act, which extends the CCPA. The CCPA requires covered companies to provide California consumers with new disclosures and will expand the rights afforded consumers regarding their data. Fines for noncompliance may be up to $7,500 per violation. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA, and similar laws may limit the use and adoption of our products and services and/or require us to incur substantial compliance costs, which could have an adverse impact on our business.

Since the CCPA was enacted, the United States currently has at least 20 states – California, Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia, that have comprehensive data privacy laws in place, or enacted comprehensive data privacy laws set to soon take effect. An additional seven states have enacted narrower privacy laws – Florida, Maine, Michigan, Nevada, New York, Vermont, Washington and Wisconsin. During the 2024 legislative cycle, at least six states have introduced comprehensive privacy bills that address a range of issues, including protecting biometric identifiers and health data, or governing the activities of specific entities. However, this patchwork approach to privacy legislation could pose compliance and liability risks for companies that have multistate operations. Proposed and enacted bills in various states have similar rights in preexisting privacy legislation but differ in implementation and enforcement. In June 2024, the American Privacy Rights Act of 2024 was introduced in the United States House of Representatives and was subsequently referred to the House Committee on Energy and Commerce has and is not yet adopted. As introduced, this proposed legislation would establish requirements for how companies handle personal data by, among other things, limiting the collection, processing, and transfer of personal data, prohibiting companies from transferring individuals’ personal data without their affirmative express consent, establishing a right to access, correct, and delete personal data, requiring companies to provide individuals with a means to “opt out” of the transfer of non-sensitive covered data and the right to opt out of the user of their personal information for targeted advertising, requiring companies to implement security practices aimed at protecting personal data, and imposing enforcement actions and the possibility of civil proceedings for violations. Proposed federal legislation, will likely continue to be debated and, at some point, may be enacted in some form.

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

The market price of shares of our Common Stock may fluctuate and has fluctuated significantly in response to factors, some of which are beyond our control, including:

•	the conversion of formerly outstanding preferred stock and exercise of warrants and the sales of Common Stock issued under such instruments;

•	our ability to generate material sales in the B2B sector;

•	the announcement of new products by our competitors;

•	our ability to obtain patents for our products and defend our intellectual property from misappropriation and competitive use;

•	progress and publications of the commercial acceptance of similar technologies to those we utilize;

•	our ability to grow revenues and achieve consistent profitability;

•	actual or anticipated variations in operating results;

•	additions or departures of key personnel including our executive officers;

•	business disruptions caused by natural disasters and uncontrollable events such as severe weather conditions or geopolitical turmoil;

•	disclosure of cyber security attacks or data privacy issues involving our products or operations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, significant contracts, or other material developments that may affect our prospects;

•	adverse regulatory developments;

•	the possibility of a recession or market down-turn or inflation; or

•	general market conditions including factors unrelated to our operating performance

Recently, following the announcement of the imposition of tariffs and substantial planned reductions in the size of the federal government, the stock market, has experienced extreme price fluctuations and a major sell off involving United States. Continued market fluctuations could result in extreme market volatility in the price of our Common Stock which could cause a decline in the value of our Common Stock below its recent price.

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

We are incurring increased costs associated with corporate governance requirements that will become applicable to us as a public company, including rules and regulations of the SEC under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Customer Protection Act of 2010, and the Securities Exchange Act of 1934 (the “Exchange Act”), as well as the rules of the NYSE American. These rules and regulations have increased our accounting, legal and financial compliance costs and make some activities more time consuming, including due to increased training of our current employees, additional hiring of new employees, and increased assistance from consultants. The SEC’s cybersecurity rules will increase our compliance costs. We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board or as executive officers. Furthermore, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs. In addition, our management team will need to devote substantial attention to interacting with the investment community and complying with the increasingly complex laws pertaining to public companies, which may divert attention away from the day-to-day management of our business, including operational, research and development and sales and marketing activities. Increases in costs incurred or diversion of management’s attention as a result of becoming a publicly traded company may adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Our failure to maintain effective disclosure controls and internal controls over financial reporting could have an adverse impact on us.

We are required to establish and maintain appropriate disclosure controls and internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our Common Stock. In our Form 10-K for the year ended December 31, 2024, we reported that we did not maintain effective disclosure controls or internal controls over financial reporting and that we had not remediated those material weaknesses. Investors may not purchase or hold our Common Stock as a result of these failures, which may result in lower prices.

Because our Common Stock is listed on NYSE American, we are subject to additional regulations and continued requirements.

Because our Common Stock trades on the NYSE American, we are required to meet the continued listing standards for NYSE American. If we fail to meet NYSE American’s listing standards, our Common Stock may be delisted. The NYSE American requires that the average closing price of its listed common stock remain above $1.00 over a 30 consecutive day period, in order to remain listed. In addition, to maintain a listing on NYSE American, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements standards, our Common Stock could be subject to delisting. Delisting would have a negative effect on the price of our Common Stock and would impair your ability to sell our Common Stock when you wish to do so.

Our Board may authorize and issue shares of new series of preferred stock that could be superior to or adversely affect current holders of our Common Stock.

Our Board has the power to authorize and issue shares of classes of stock, including preferred stock that have voting powers, designations, preferences, limitations and special rights, including preferred distribution rights, conversion rights, redemption rights and liquidation rights without further stockholder approval which could adversely affect the rights of the holders of our Common Stock. In addition, our Board could authorize the issuance of a series of preferred stock that has greater voting power than our Common Stock or that is convertible into our Common Stock, which could decrease the relative voting power of our Common Stock or result in dilution to our existing common stockholders.

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

If we are required to raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership will decrease, and these stockholders may experience substantial dilution. Additionally, the issuance of additional shares of Common Stock or other securities could result in a decline in our stock price. Further, if we are required to raise additional funds by issuing debt instruments, these debt instruments could impose significant restrictions on our operations, including liens on our assets and negative covenants prohibiting us from engaging in certain transactions or corporate actions that may have the effect of limiting our ability to pursue our business strategy and growth objectives.

Common Stock eligible for future sale may adversely affect the market.

We have in the past consummated private placements to accredited investors whereby we were obligated to enter into a registration rights agreement with each selling stockholder. We may in the future enter into similar agreements in connection with our fundraising efforts. Future sales of substantial amounts of our Common Stock in the public market, or the anticipation of these sales, could materially and adversely affect market prices prevailing from time-to-time, and could impair our ability to raise capital through sales of equity or equity-related securities. In addition, the market price of our Common Stock could decline as a result of sales of a large number of shares of our Common Stock in the market or the perception that these sales may occur.

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

We qualify as an “emerging growth company” pursuant to the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we have elected to take advantage of specified reduced reporting and other requirements compared to those that are otherwise applicable generally to public companies. These provisions include but are not limited to: reduced disclosure obligations regarding executive compensation in periodic reports, proxy statements and registration statements; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year during which we have total annual gross revenues of at least $1.235 billion; (b) the last day of our fiscal year following February 16, 2029; (c) the date on which we have, during the preceding three-year period, issued more than $1.0 billion in non-convertible debt; or (d) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act, which would occur as of the end of any fiscal year if the market value of our Common Stock that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. Once we cease to be an emerging growth company, we will not be entitled to the exemptions provided in the JOBS Act discussed above.

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

Our Articles of Incorporation contains certain provisions which may result in difficulty in bringing actions against or on behalf of the Company or its affiliates.

Section 7 of our Articles of Incorporation provides that the internal affairs of the Company, including derivative actions, shall be brought exclusively in the courts located in Clark County, Nevada. To the extent that any such action asserts a claim under the Exchange Act, that claim must be brought in federal court. Section 7 also provides that the United States federal courts generally shall have exclusive jurisdiction over claims brought under the Securities Act, the effect of which is that an action under the Securities Act with respect to the Company may only be brought in the federal courts, whereas absent such provision the federal and commonwealth courts would otherwise have concurrent jurisdiction over such a matter. Any claim seeking relief under the Exchange Act may only be brought in federal court. Further, Section 7 also provides for the United States District Court for the District of Nevada as the exclusive venue for any cause of action under either the Securities Act or the Exchange Act, meaning such federal court is the only court in which such a case may be brought and heard. These provisions may have the effect of precluding stockholders from bringing suit in their forum or venue of choice. Further, these provisions may give rise to a potential ambiguity as to which courts – state or federal – should preside over certain cases such as cases with overlapping claims under both Nevada corporate law and the Securities Act and the rules and regulations thereunder. While the Supreme Court of Delaware has upheld a charter provision designating federal courts as the exclusive forum for actions brought under the Securities Act, it is unclear how a court in Nevada, might rule. Therefore, an investor seeking to bring a claim against or on behalf of the Company or its affiliates under Nevada law or the federal securities laws may be forced to litigate their case in a court which poses geographic or other hardships, and could face uncertainty as to which jurisdiction and venue the case will ultimately be heard in, which may delay, prevent or impose additional obstacles on the investor in such litigation. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder, and there is uncertainty as to whether a state or federal court would enforce this charter provision.

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

Item 2.	Properties.

Our principal place of business is located in Orlando, Florida at the Rotor Riot facility. In October 2023, Rotor Riot signed a five-year lease for a 6,900 sq. foot facility in Orlando, FL. We currently anticipate that the current leased space will be sufficient to support our current and future needs, except to support our new drone component manufacturing business. We expect we can lease a suitable facility near our executive offices with comparable costs per square foot. In addition, we have an executive office located at 15 Ave. Muñoz Rivera, Suite2200, San Juan, Puerto Rico 00901 which we sublet from Red Cat on month-to-month basis.

Item 3.	Legal Proceedings.

From time to time, we may be involved in various disputes, claims, suits, investigations, and legal proceedings arising in the ordinary course of business. For additional information, see “Note 15. Commitments and Contingencies” to our financial statements included in this Form 10-K.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock has been traded on the NYSE American under the symbol “UMAC” since our IPO on February 14, 2024.

The last reported sales price of our Common Stock on March 25, 2025 was $7.23.

Holders

As of February 25, 2025, there were approximately 1,523 holders of record of our Common Stock. These  numbers are based on the actual number of holders registered at such date and does not include holders whose shares are held in “street name” by brokers and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides information regarding our equity compensation plans as of December 31, 2024:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and vesting of restricted stock	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	480,000	$0.85	617,341

Equity compensation plans not approved by security holders	–	$–	–

The Company’s 2022 Equity Incentive Plan (the “Plan”) currently has 693,227 shares of Common Stock available for issuance as of the date of this Annual Report on Form 10-K which includes the increase in total authorized shares for the 5% evergreen provision as of January 1, 2025 and the reduction of total authorized shares related to additional issuances since December 31, 2024.

The Plan contains an “evergreen” provision, pursuant to which the number of shares of Common Stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2025 and ending in 2032 equal to the lesser of (a) 5% of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our Board.

Use of Proceeds

On February 13, 2024, the SEC declared effective our registration statement on Form S-1 (File No. 333-270519), as amended, filed in connection with our IPO. On February 16, 2024, we closed our IPO in which we sold 1,250,000 shares of our Common Stock, resulting in net proceeds of $3,849,555 after deducting offering costs, underwriting discounts, and other commissions.

There was no material change in the planned use of proceeds from our IPO from that described in the prospectus dated February 16, 2024, filed with the SEC pursuant to Rule 424(b)(1) under the Securities Act. As described in such prospectus, we have used IPO proceeds to pay $1.0 million to Red Cat related to the business combination and acquisition of Fat Shark and Rotor Riot and the remaining amount will be used for working capital and general corporate purposes.

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

Recent Developments

Private Placement

On October 29, 2024 (the “Closing Date”), we entered into Securities Purchase Agreements (the "SPA”) with accredited investors (each, an "Investor” and together the "Investors”) for a private placement offering ("Private Placement”), for aggregate gross proceeds of $1.95 million before deducting fees to the placement agent and other expenses payable by us in connection with the Private Placement. We intend to use the net proceeds of the Offering for working capital and general corporate purposes. As part of the Private Placement, we issued an aggregate of 1,286,184 units at a per unit purchase price of $1.52 per unit. Each unit consisted of one share of Common Stock and one warrant to purchase one share of the Company’s Common Stock (each an "Investor Warrant”) and collectively, the Investor Warrants”). The Investor Warrants have a term of five and a half years from the Closing Date and may not be exercised for 180 days after the Closing Date and are exercisable at $1.99 per share, subject to certain limitations and adjustments set forth in the Investor Warrants. On February 25, 2025, the 2025 Special Meeting of the Company was held. At the 2025 Special Meeting, the Company’s stockholders voted and approved on a waiver of the provision that certain warrants are only exercisable 180 days after issuance. On February 26, 2025, the Company issued 1,224,606 shares of Common Stock to various warrant holders who exercised their warrants at an exercise price of $1.99. The Company received gross proceeds in the aggregate amount of $2,436,966 as a result of the warrant exercises. The shares of common stock issued are fully registered under the Registration Statement on Form S-1 (SEC Registration Number 333-283494). All of the Investor Warrants were exercised other than Investor Warrants held by Allan Evans, our Chief Executive Officer, Sanford Rich and Robert Lowry, who are each members of our Board.

Potential Aloft Acquisition

On February 1, 2025, we entered into a Merger Agreement to acquire drone software company, Aloft. We believe that Aloft is a leader in the drone fleet and airspace management sector, powering more than 70% of all FAA-approved Low Altitude Authorization and Notification Capability airspace authorizations in the United States. Aloft has provided more than 1.6 million authorizations in total with 400,000 authorizations provided in 2024. The acquisition is for $14.5 million, almost entirely in the Company’s Common Stock. Customary closing conditions by the parties must be met before closing the merger. For more information, see Risk Factors – Risks Related to our Business and Financial Condition” we may not be successful in consummating the merger if certain closing conditions are not met.

Results of Operations

We acquired Fat Shark and Rotor Riot on February 16, 2024 and generated no revenue from 2023 through the date of acquisition. For pro forma information unaudited result of operations reflecting our performance if we had owned these subsidiaries as of January 1, 2023, See Note 3 to our Consolidated Financial Statements.

Years Ended December 31, 2024 and 2023

Revenue

During the year ended December 31, 2024 we generated revenues totaling $5,565,319 compared to $0 during the year ended December 31, 2023, representing an increase of $5,565,319 or 100%. We did not generate any revenues until the closing of the acquisitions of Fat Shark and Rotor Riot on February 16, 2024. Accordingly, our revenues for the year ended December 31, 2024 are affected by not having any revenues for half of the first quarter. Prior to our acquisition, Fat Shark and Rotor Riot had pro forma revenues for the year ended December 31, 2023 of approximately $4.68 million. Revenues almost entirely relate to completed and fulfilled product sales during the year through our Rotor Riot retail channel and from B2B enterprise sales of our Fat Shark and Blue UAS products.

Cost of Goods Sold

During the year ended December 31, 2024, we incurred cost of goods sold of $4,019,068 compared to $0 during the year ended December 31, 2023, resulting in an increase of $4,019,068 or 100%. Similar to revenues, we did not incur any cost of goods sold until the closing of the acquisitions on February 16, 2024. Prior to our acquisition, Fat Shark and Rotor Riot had pro-forma cost of goods sold for the year ended December 31, 2023 of approximately $4.13 million. Cost of goods sold primarily relate to product costs from our sales but also include certain shipping and tariff costs.

Gross Margin

During the year ended December 31, 2024, our gross margin was $1,546,251 compared to $0 during the year ended December 31, 2023, resulting in an increase of $1,546,251 or 100%. Our gross margin, as a percentage of sales, totaled 28% during the year ended December 31, 2024, compared to 0% during the year ended December 31, 2023. We anticipate our gross margin to fluctuate period to period depending on certain promotions and products that are sold during the period and the margins we generated during the quarter are in line with our expectations and normal operating margins.

Operating Expenses

During the year ended December 31, 2024, operations expenses totaled $959,740 compared to $0 during the year ended December 31, 2023, resulting in an increase of $959,740 or 100%. Prior to the closing of the acquisitions in February 2024, we did not have any operations expenses. Operations expenses primarily relate to our direct operations including our warehouse personnel and warehouse expenses.

During the year ended December 31, 2024, research and development expenses totaled $90,584 compared to $0 for the year ended December 31, 2023, resulting in an increase of $90,584 or 100%. Prior to the closing of the acquisitions in February 2024, we did not have any research and development expenses during 2023. Research and development expense primarily relates to new product development as we continue to partner with manufacturers to bring drone component manufacturing to the United States and include expenses incurred related to our Blue UAS products.

During the year ended December 31, 2024, sales and marketing expenses totaled $1,091,268 compared to $0 for the year ended December 31, 2023, resulting in an increase of $1,091,268 or 100%. Prior to the closing of the acquisitions in February 2024, we did not have any sales and marketing expenses. Sales and marketing expenses primarily relate to advertising spend related to Rotor Riot, costs related to our Rotor Riot show production and payroll expenses for our marketing personnel.

During the year ended December 31, 2024, general and administrative expenses totaling $6,250,939 compared to $2,377,862 for the year ended December 31, 2023, resulting in an increase of $3,873,077 or 163%. General and administrative expenses incurred during 2024 include expenses related to operations for a public company including legal and other professional fees, public company insurance expense, and other costs associated with being public. In addition, we also incurred $2,320,206 in non-cash stock compensation expense. General and administrative expenses incurred during 2023 primarily related to expenses incurred as we operated as a management company to acquire Fat Shark and Rotor Riot and take the Company public. We incurred $600,000 of non-cash stock compensation expenses in 2023. The increase relates to increased expenses related to closing the IPO including legal and accounting fees, additional transition and integration related expenses, higher stock compensation expense, and costs related to operating Fat Shark and Rotor Riot.

During the year ended December 31, 2024, we recognized a loss on impairment of goodwill of $10,073,326 compared to $0 for the year ended December 31, 2023, resulting in an increase of $10,073,326 or 100%. The loss on goodwill impairment relates to the difference in the fair value calculation of goodwill from the acquisitions of Rotor Riot and Fat Shark as compared to the carrying value as of the measurement date. We did not have any goodwill in the prior year as the acquisitions had not yet been completed.

Other Expenses

During the year ended December 31, 2024, other expenses totaled $15,002,061 compared to $0 during the year ended December 31, 2023, resulting in an increase of $15,002,061 or 100%. Other expenses mostly consists of non-cash related charges including $16,146,205 for the change in fair value from our derivatives including the conversional option feature on the note payable and the warrant liability. It is offset by a non-cash gain on debt extinguishment of $1,259,979. Finally, other expenses included $116,981 for interest expense that the Company paid in relation to its Note Payable during the year and interest income of $1,146. We did incur these same costs in 2023 as we did not have operational activities until after our IPO and the completion of the acquisitions.

Net Loss

Our net loss for the year ended December 31, 2024, totaled $31,980,468 including non-cash charges of approximately $26.7 million. This compared to $2,383,462 for the year ended December 31, 2023, resulting in an increase in net loss of $29,597,006. The increase in net loss primarily relates to a change in fair value of derivatives and warrant liabilities of $16,146,205, a loss on impairment of goodwill of $10,073,326, the increase in general and administrative expenses related to closing the IPO and stock compensation expense with additional increase in expenses for operations, sales and marketing expenses we incurred since the acquisition from Fat Shark and Rotor Riot, and interest expense of $116,981. Interest expense is from our debt incurred from our IPO that was converted to equity in August and December 2024. This was partially offset by generating gross margin related to the revenue and cost of goods sold from sales for Fat Shark and Rotor Riot, a gain on debt extinguishment of $1,259,979, and income tax benefit of $13,360.

Cash Flows

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

Operating Activities

Net cash used in operating activities was $3,996,367 during the year ended December 31, 2024, compared to net cash used in operating activities of $1,776,552 during the year ended December 31, 2023, representing an increase of $2,219,815 or 125%. This change in net cash used primarily resulted from our increase in net loss of $29,597,006 and an increase in prepaid expenses of $83,749 and accounts receivable of $59,777, offset by a decrease in inventory of $455,101, an increase in other assets of $36,196, an increase in accounts payable and accrued expenses of $284,124, other liabilities of $34,238 and non-cash expenses of $26,711,058which is primarily from a loss on impairment of goodwill and a change in fair value of derivatives.

Investing Activities

Net cash used in investing activities was $852,801 during the year ended December 31, 2024 compared to net cash used in investing activities of $3,164 during the year ended December 31, 2023, representing an increase of $849,637. This change in net cash used in investing activities related to the $1,000,000 we paid to purchase Fat Shark and Rotor Riot, offset by $147,199 in cash acquired as compared to $3,164 used for purchase of computer equipment during 2023.

Financing Activities

Net cash provided by financing activities totaled $7,711,718 during the year ended December 31, 2024, compared to net cash used in financing activities of $424,933 during the year ended December 31, 2023, resulting in an increase in net cash provided by financing activities of $8,136,651. The change relates to proceeds received from multiple activities during 2024 including our IPO in February 2024 of $5,000,000, the Private Placement in October 2024 of $2,047,105 and warrant exercises in December 2024 of $1,523,700 offset by change in offering costs of $434,154.

Liquidity and Capital Resources

As of December 31, 2024, we had current assets totaling $6,095,629 primarily consisting of cash balances of $3,757,323, inventory of $1,335,503 and prepaid deposits for inventory of $904,728. Our current liabilities as of December 31, 2024 totaled $933,669, primarily consisting of accounts payable and accrued expenses of $668,732 and customer deposits and other current liabilities of $264,937. Our net working capital as of December 31, 2024 was $5,161,960.

On October 29, 2024, we completed a private placement offering for the sale of 1,286,184 shares of Common Stock at a price of $1.52 per share for aggregate gross proceeds of $1.95 million before deducting fees to the placement agent and other expenses payable by us in connection with the private placement. We retained approximately $1.8 million in net proceeds.

In December 2024, two investors and note holders exercised their option to convert $3,000,000 of the then outstanding Convertible Note into 1,507,538 shares of Common Stock at a price of $1.99 per share. After the conversion and as of December 31, 2024, we no longer have any debt outstanding.

In December 2024, we also had several investors exercise 684,000 warrants with cash and we issued 684,000 shares of our Common Stock for total cash proceeds of $1,523,700.

On February 26, 2025, multiple investors exercised 1,224,606 warrants at $1.99 per warrant from the October 2024 Private Placement and we issued 1,224,606 shares of our Common Stock and received cash proceeds of $2,436,966.

As of March 25, 2025, we have approximately $5.0 million in cash. We believe that the net proceeds from our 2024 financings, warrant exercises, revenues, and existing cash balances will be sufficient to fund our current operating plans through at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate.

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

Business Combinations

The Fat Shark and Rotor Riot acquisitions are accounted for as a business combination under ASC 805. We recognized the assets acquired and liabilities assumed at fair value as of the date of acquisition. The fair value is determined based on assumptions used in valuations and estimates determined by management, which are subjective.

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

Accounts Receivable

We carry our accounts receivable at invoiced amounts. We evaluate our accounts receivable on a periodic basis and establish an allowance for credit losses based on a history of past write-offs and collections and current credit conditions. Accounts are written-off as uncollectible at the discretion of management.

Revenue Recognition

We receive revenues from the sale of products from both retail distributers and individual consumers. Sales revenue is recognized when the products are shipped and the price is fixed or determinable, no other significant obligations of the Company exist and collectability is probable. Revenue is recognized when the title to the products has been passed to the customer, which is the date the products are shipped to the customer. This is the date the performance obligation has been met.

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

Derivatives and Fair Value

The fair value of our derivative liabilities are determined using the binomial option pricing model which values the liability on the stock price at the grant date, the estimate volatility of the stock, the estimate of the expected term, the risk-free interest rate over the expected term, and certain estimates and probabilities of different outcomes.

Management performed an assessment on the convertible option feature included in the note payable to determine if the optional conversion feature should be bifurcated from the host contract and accounted for separately as a liability pursuant to ASC 815. This assessment includes judgment from management to determine if the derivative is clearly and closely related to the debt and if it meets certain definitions of a derivative.

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

UNUSUAL MACHINES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Unusual Machines, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unusual Machines, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7326

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Business Acquisitions

As described in footnote 3 “Acquisitions”, to the consolidated financial statements, the Company closed on the acquisitions of both Fat Shark and Rotor Riot from Red Cat in February 2024. The determination of fair values for assets acquired and liabilities assumed, and equity-based purchase consideration required management to make significant estimates and assumptions such as those related to forecasts of future revenues, gross margins, operating expenses, discount and other rates, and equity values. Changes in these assumptions could have a significant impact on the fair values.

We identified business combinations as a critical audit matter. Auditing management’s judgments regarding the above estimates involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included (a) gained an understanding of management’s process to determine the valuations, (b) assessed the competence, independence, qualifications, experience, and capabilities of the third-party valuation specialist, (c) evaluated if the valuation methods used by management was appropriate, (d) evaluated the reasonableness of management’s forecasts by comparing them to historical information, year to date current information and/or other supporting contracts or information, (e) assessed the reasonableness of the discount and other rates used by evaluating each component, (f) assessed the reasonableness of the stock price used to value the equity consideration paid, and (g) recomputed the valuation estimates. We agreed with management’s conclusions.

Goodwill and Intangible Assets Impairment Assessment

As described in footnote 2 “Goodwill and long-lived assets”, to the consolidated financial statements, the Company is required to test the carrying amount of goodwill at least annually, or more frequently upon the occurrence of certain trigger events. The Company is also required to assess the recoverability of its intangible assets whenever certain events occur, or circumstances change that may be indicators of impairment, but at least annually.

We identified Goodwill and Intangible Assets Impairment Assessment as a critical audit matter because auditing the annual goodwill impairment test and the evaluation of the recovery and/or fair value of intangible assets required significant judgment regarding the evaluation of qualitative and/or quantitative factors, including estimates.

The primary audit procedures we performed to address this critical audit matter included, (a) gained an understanding of management’s process to conduct qualitative evaluations of intangible assets based on the criteria in authoritative literature, (b) evaluated management’s evaluation of potential indicators of impairment of intangible assets, (c) compared management’s qualitative evaluation of intangible assets impairment to relevant and reliable data, , (d) assessed the competence, independence, qualifications, experience, and capabilities of the third-party valuation specialist who conducted the quantitative test for goodwill impairment, (e) evaluated if the quantitative test valuation method used by the specialist was appropriate, (f) evaluated the reasonableness of management’s forecasts by comparing them to historical information, year to date current information and/or other supporting contracts or information, (g) assessed the reasonableness of the discount and other rates used by evaluating each component. We agreed with management’s conclusions.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2024

Boca Raton, Florida

March 27, 2025

Unusual Machines, Inc.

Balance Sheets

	December 31,
	2024	2023

ASSETS
Current assets:
Cash & cash equivalents	$3,757,323	$894,773
Accounts receivable	66,575	–
Inventories	1,335,503	–
Prepaid inventory	904,728	–
Other current assets	31,500	120,631
Total current assets	6,095,629	1,015,404

Property and equipment, net	570	1,254
Deferred offering costs	–	512,758
Operating lease right-of-use assets	323,514	–
Other assets	59,426	–
Goodwill	7,402,906	–
Intangible assets, net	2,225,530	–
Total non-current assets	10,011,946	514,012

Total assets	$16,107,575	$1,529,416

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$668,732	$114,497
Deferred revenue	197,117	–
Operating lease liability	67,820	–
Total current liabilities	933,669	114,497

Long-term liabilities
Deferred tax liability	93,793	–
Operating lease liability – long term	262,171	–

Total liabilities	1,289,633	114,497

Commitments and contingencies (Note 15)	–	–

Stockholders’ equity:
Series A preferred stock - $0.01 par value, 4,250 authorized and 0 and 0 shares issued and outstanding at December 31, 2024 and 2023, respectively	–	–
Series B preferred stock - $0.01 par value, 10,000,000 authorized and 0 and 190 shares issued and outstanding at December 31, 2024 and 2023, respectively	–	2
Series C preferred stock - $0.01 par value, 3,000 authorized and 0 and 0 shares issued and outstanding at December 31, 2024 and 2023, respectively	–	–
Common stock - $0.01 par value, 500,000,000 authorized and 15,122,018 and 3,217,255 shares issued and outstanding at December 31, 2024 and 2023, respectively	151,221	32,173
Additional paid in capital	50,580,235	5,315,790
Accumulated deficit	(35,913,514)	(3,933,046)
Total stockholders’ equity	14,817,942	1,414,919

Total liabilities and stockholders’ equity	$16,107,575	$1,529,416

See accompanying independent auditor’s report and notes to the financial statements.

Unusual Machines, Inc.

Statements of Operations

	Year Ended December 31,
	2024	2023

Revenue	$5,565,319	$–

Cost of goods sold	4,019,068	–

Gross profit	1,546,251	–

Operating expenses:
Operations	959,740	–
Research and development	90,584	–
Sales and marketing	1,091,268	–
General and administrative	6,250,939	2,377,862
Loss on impairment of goodwill	10,073,326	–
Depreciation and amortization	72,161	5,600
Total operating expenses	18,538,018	2,383,462

Loss from operations	(16,991,767)	(2,383,462)

Other income (expense):
Interest income	1,146	–
Interest expense	(116,981)	–
Gain on debt extinguishment	1,259,979	–
Change in fair value of derivatives and warrant liabilities	(16,146,205)	–
Total other income (expense)	(15,002,061)	–

Net loss before income tax	(31,993,828)	(2,383,462)

Income tax benefit (expense)	13,360	–

Net loss	$(31,980,468)	$(2,383,462)

Net loss per share attributable to common stockholders
Basic and diluted	$(3.84)	$(0.72)

Weighted average common shares outstanding
Basic and diluted	8,325,128	3,307,118

See accompanying independent auditor’s report and notes to financial statements.

Unusual Machines, Inc.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

	Series A, Preferred Stock		Series B, Preferred Stock		Series C, Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2022	–	$–	140	$1	–	$–	3,392,250	$33,923	$4,714,041	$(1,549,584)	$3,198,381

Issuance of common shares for services	–	–	–	–	–	–	75,005	750	599,250	–	600,000
Conversion to preferred shares	–	–	50	1	–	–	(250,000)	(2,500)	2,499	–	–
Net loss	–	–	–	–	–	–	–	–	–	(2,383,462)	(2,383,462)

Balance, December 31, 2023	–	$–	190	$2	–	$–	3,217,255	$32,173	$5,315,790	$(3,933,046)	$1,414,919

Issuance of common shares as settlement	–	–	–	–	–	–	16,086	161	64,183	–	64,344
Issuance of common shares, initial public offering, net of offering costs	–	–	–	–	–	–	1,250,000	12,500	3,837,055	–	3,849,555
Issuance of common shares, business combination	–	–	–	–	–	–	4,250,000	42,500	16,957,500	–	17,000,000
Issuance of common shares, equity incentive plan	–	–	–	–	–	–	1,330,955	13,310	(13,310)	–	–
Issuance of common shares, private placement, net	–	–	–	–	–	–	1,286,184	12,862	1,812,842	–	1,825,704
Exchange of common shares for Series A preferred	4,250	43	–	–	–	–	(4,250,000)	(42,500)	42,457	–	–
Exchange of convertible note for Series C preferred	–	–	–	–	210	2	–	–	999,998	–	1,000,000
Conversion of preferred shares to common shares	(4,250)	(43)	(190)	(2)	(210)	(2)	5,830,000	58,300	(58,253)	–	–
Cash exercise of warrants	–	–	–	–	–	–	684,000	6,840	1,516,860	–	1,523,700
Convertible note conversion	–	–	–	–	–	–	1,507,538	15,075	17,849,250	–	17,864,325
Stock compensation expense - vested stock	–	–	–	–	–	–	–	–	2,194,938	–	2,194,938
Stock option compensation expense	–	–	–	–	–	–	–	–	60,925	–	60,925
Net loss	–	–	–	–	–	–	–	–	–	(31,980,468)	(31,980,468)

Balance, December 31, 2024	–	$–	–	$–	–	$–	15,122,018	$151,221	$50,580,235	$(35,913,514)	$14,817,942

See accompanying independent auditor’s report and notes to financial statements.

Unusual Machines, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(31,980,468)	$(2,383,462)
Depreciation and amortization	72,161	5,600
Stock compensation expense as settlement	64,344	–
Stock compensation expense	2,255,862	600,000
Loss on impairment on goodwill	10,073,326	–
Change in fair value of derivatives and warrant liabilities	16,146,205	–
Gain on debt extinguishment	(1,281,880)	–
Income tax benefit	(13,360)	–
Change in assets and liabilities:
Accounts receivable	(59,777)	–
Inventory	455,101	–
Prepaid inventory	(83,749)	–
Other assets	54,940	18,744
Accounts payable and accrued expenses	266,690	(17,434)
Operating lease liabilities	(48,438)	–
Customer deposits and other current liabilities	82,676	–
Net cash used in operating activities	(3,996,367)	(1,776,552)

Cash flows from investing activities
Cash portion of consideration paid for acquisition of businesses, net of cash received	(852,801)	–
Purchases of property and equipment	–	(3,164)
Net cash used in investing activities	(852,801)	(3,164)

Cash flows from financing activities:
Proceeds from issuance of common shares, IPO	5,000,000	–
Proceeds from issuance of common shares, private placement	2,047,105	–
Proceeds from issuance of common shares, warrant exercises	1,523,700	–
Common share issuance offering costs	(859,087)	(424,933)
Net cash provided by (used in) financing activities	7,711,718	(424,933)

Net increase (decrease) in cash	2,862,550	(2,204,649)

Cash, beginning of year	894,773	3,099,422

Cash, end of year	$3,757,323	$894,773

Supplemental disclosures of cash flow information:
Non-cash consideration paid for assets acquired and liabilities assumed	$21,000,000	$–
Deferred acquisitions costs	$100,000	$–
Deferred offering costs recorded as a reduction of proceeds	$512,758	$–

See accompanying independent auditor’s report and notes to financial statements.

Unusual Machines, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2024 and 2023

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

The financial statements include some amounts that are based on management's best estimates and judgments. Significant estimates reflected in these financial statements include those used to (i) determine stock-based compensation, (ii) the fair value of assets acquired and liabilities assumed in business combinations and the value of shares issued as consideration, (iii) reserves and allowances related to accounts receivable, and inventory, (iv) the evaluation of long-lived assets, including intangibles and goodwill, for impairment, (v) the fair value of lease liabilities and related right of use assets, (vi) the warranty liability reserve (vii) the fair value of embedded conversion option and warrant derivative liabilities and (viii) the deferred tax asset valuation allowance.

Liquidity

The Company has never been profitable and has incurred net losses related to its operations and acquisitions. During the year ended December 31, 2024, the Company incurred a net loss from operations of $16,991,767, which includes a non-cash charge related to the impairment loss on goodwill of $10,073,326 and non-cash stock compensation expense of $2,320,206. Cash used in operating activities was $3,996,367. As discussed in Note 9, the Company converted all outstanding notes payable as of December 31, 2024 and has no other debt. The Company is continuing to see additional growth in revenue as it expands further into enterprise business. In addition and subsequent to year end and as discussed in Note 16, the Company received an additional $2.4 million in cash proceeds from warrant exercises. Management has concluded that these recent events alleviate any substantial doubt about the Company’s ability to continue its operations and meet its financial obligations, for twelve months from the date these consolidated financial statements are issued.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash deposits at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. At December 31, 2024 and 2023, the Company had approximately $3.0 million and $0.6 million, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of the financial institutions with which it invests.

Accounts Receivable

The Company carries its accounts receivable at invoiced amounts. Upon the closing of the acquisitions in February 2024 when we acquired accounts receivable, the Company adopted ASC 326, Financial Instruments – Credit Losses, which the Company evaluates all credit losses as of the reporting date. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses based on a history of past write-offs and collections and current credit conditions. Accounts are written-off as uncollectible at the discretion of management. At December 31, 2024 and December 31, 2023, the Company considers accounts receivable to be fully collectible; accordingly, no allowance for credit losses has been established.

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

Deferred offering costs

The Company previously deferred direct incremental costs associated with its ongoing initial public offering (“IPO”). The Company capitalized $424,933 during the year ended December 31, 2023 and $87,825 in 2022. Deferred offering costs consist primarily of legal, advisory, and consulting fees incurred in connection with the formation and preparation of the IPO. After consummation of the IPO in February 2024, total deferred offering costs of $512,758 and additional offering costs of $127,687 were recorded as a reduction to additional paid-in capital generated as a result of the offering.

Property and equipment, net

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets of three years.

Leases

The Company has adopted Accounting Standards Codification (ASC) 842, “Leases” which requires the recognition of assets and liabilities associated with lease agreements. The Company recognized a lease liability obligation and a right-of-use asset for the facilities lease in Orlando, FL.

The Company determines if a contract is a lease or contains a lease at inception. Operating lease liabilities are measured, on each reporting date, based on the present value of the future minimum lease payments over the remaining lease term. The Company's leases do not provide an implicit rate. Therefore, the Company used an effective discount rate of 11.49% based on its last debt financings. Operating lease assets are measured by adjusting the lease liability for lease incentives, initial direct costs incurred and asset impairments. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term with the operating lease asset reduced by the amount of the expense. The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets. Lease terms do not include an option to renew.

Business Combinations

The Company accounts for business combinations under ASC 805 using the acquisition method of accounting where the assets acquired and liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions used in valuations and estimates determined by management. Business acquisitions are included in the Company’s consolidated financial statements as of the date of the acquisition.

Goodwill and Long-lived Assets

Goodwill represents the future economic benefit arising from other assets acquired in an acquisition that are not individually identified and separately recognized. The Company tests goodwill for impairment in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other, (“ASC 350”). Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. ASC 350 provides that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if an entity concludes otherwise, then it is required to perform an impairment test. The impairment test involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than book value, then an impairment loss is recognized in an amount equal to the amount that the book value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company recorded an impairment loss on goodwill of $10,073,326 in 2024 based on the Company’s future net cash flows from the acquisitions.

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

The Company reviews long-lived assets, including tangible assets and other intangible assets with definitive lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets”. ASC 360 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. Amortizable intangible assets are assessed for impairment upon triggering events that indicate that the carrying value of an asset may not be recovered. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the intangible assets. No impairment charges were recorded by the Company as of December 31, 2024.

The Company has indefinite-lived trademark assets that are reviewed for impairment by first performing a qualitative analysis in accordance with ASC 350-30 to determine whether it is more likely than not that the fair value of the indefinite-lived asset is less than its carrying value. If based on this assessment, management determines that impairment is not more than likely, then no further quantitative testing is required. However, if performing a qualitative analysis determines that is more likely than not that the fair value is less than its carrying value, then a quantitative analysis is performed in accordance with ASC 350-30-35, which occurs annually in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. The Company utilized the relief-from-royalty method, which is a form of the income approach and requires us to make significant estimates and assumptions including preparation of forecasted revenue, selection of a royalty rate and discount rate and estimate of the terminal year revenue growth rate. The Company did not record an impairment as of December 31, 2024, related to the indefinite-lived assets.

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

The following table details the fair value measurements of the Company’s financial liabilities as of December 31, 2024:

	Total	Level 1	Level 2	Level 3
Warrant liabilities	$–	$–	$–	$–
Derivative liability – convertible note conversion option	–	–	–	–
Total	$–	$–	$–	$–

Changes in Level 3 financial instruments are as follows:

	Warrant Liabilities	Derivative Liability – Convertible Note	Total
Balance, December 31, 2023	$–	$–	$–
Additions	315,303	347,947	663,250
Changes in Fair Value	(9,771)	16,155,976	16,146,205
Settlements	(305,532)	(16,503,923)	(16,809,455)
Balance, December 31, 2024	$–	$–	$–

Financial Instruments

The Company's financial instruments mainly consist of cash, current assets, accounts payable and accrued expenses. The carrying amounts of cash, receivables, current assets, accounts payable and accrued expenses approximates fair value due to the short-term nature of these instruments.

Accrued Warranty

Fat Shark products are warranted against defects in materials and workmanship for a period of two years from the date of shipment. If a defect arises during the warranty period, Fat Shark will either (i) repair the affected product at no charge using new parts or parts that are equivalent to new in performance and reliability; (ii) exchange the affected product with a functionally equivalent product; or (iii) refund the original purchase price for the affected product. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 24 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize the additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying consolidated balance sheets and amounted to $28,944 and $0 as of December 31, 2024 and December 31, 2023, respectively.

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

Deferred Revenue

Deferred revenue relates to orders placed and payment received, but not yet fulfilled. All deferred revenue is expected to be recognized within one year. Deferred revenue related to orders placed, but not yet fulfilled totaled $197,117 and $0 as of December 31, 2024 and December 31, 2023, respectively.

Cost of Goods Sold

Cost of goods sold includes inventory costs, direct packaging costs and production related depreciation, if any.

Shipping and Handling Costs

Shipping and handling costs incurred for products shipped to customers are included in general and administrative expenses and amounted to $226,621 for the year ended December 31, 2024. The Company did not incur shipping and handling costs for the year ended December 31, 2023. Shipping and handling costs charged to customers are included in sales.

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

Stock-Based Compensation

Stock options are valued using the estimated grant-date fair value method of accounting in accordance with ASC Topic 718, Compensation – Stock Compensation. Fair value is determined based on the Black-Scholes Model using inputs reflecting our estimates of expected volatility based on comparative companies, expected term using the simplified method and future dividends. The Company recognizes forfeitures as they occur. The fair value of stock grants is based on our stock price on the date of grant. Compensation costs are recognized on a straight-line basis over the requisite service period which is the vesting term.

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

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Unusual Machines, which sells drones and drone-related components, operates as a single reportable segment entity. Our chief operating decision maker, our Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Chief Executive Officer is regularly provided with consolidated revenue and expenses consistent with those presented in the consolidated statements of operations.

Recent Accounting Pronouncements

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

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses” which requires disaggregated disclosure of income statement expenses into specified categories in disclosures within the footnotes to the financial statements. The standard is effective for annual reporting periods beginning after December 15, 2026. The Company is currently evaluating the effect of this ASU on the consolidated financial statements and disclosures.

Note 3 – Acquisitions

Fat Shark and Rotor Riot

On February 16, 2024, the Company closed on the acquisitions of both Fat Shark and Rotor Riot from Red Cat and Jeffrey Thompson, the founder and Chief Executive Officer of Red Cat (the “Business Combination”) (See Note 13 – Related Party Transactions for additional information). Fat Shark and Rotor Riot are in the business of designing and marketing consumer drones and first-person-view (“FPV”) goggles. Rotor Riot is also a licensed authorized reseller of consumer drones manufactured by third parties.

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

The Business Combination was based on a share purchase agreement (the “Purchase Agreement”) that was executed on November 21, 2022. From November 21, 2022 to February 16, 2024, the Purchase Agreement was subject to several amendments and subject to certain working capital adjustments. Under the terms of the Purchase Agreement, as amended, the consideration paid for the acquired assets consisted of (i) $1.0 million in cash and a cash deposit of $0.1 million made in 2022, (ii) issuance of a $4.0 million 18 month promissory note to Red Cat (see Note 9 “Promissory and Convertible Notes” for further details), and (iii) the issuance of 4,250,000 shares of the Company’s common stock, which represented approximately 48.66% of the outstanding common stock of the Company on February 16, 2024, after the effect of the issued shares (collectively the “Consideration Paid”). The Company valued the Red Cat common stock at $4.00 per share for $17,000,000 which represents the IPO price of the Company’s common stock on February 15, 2024. Accordingly, the value of the Consideration Paid is equal to $22,100,000.

The acquisitions met the definition of a business combination under ASC 805, Business Combinations, and therefore the assets acquired, and liabilities assumed are accounted for at fair value.

The following represents the fair value allocation of Fat Shark and Rotor Riot Purchase Price:

Cash	$147,200
Accounts receivable (approximates contractual value)	6,798
Inventories (on hand and prepaid)	2,611,583
Other current assets	10,892
Right of use asset – operating	378,430
Other long-term assets	59,426
Goodwill	17,476,232
Intangible assets	2,297,007

Total assets	22,987,568

Accounts payable and accrued liabilities	287,544
Customer deposits	114,441
Deferred tax liability	107,153
Operating lease liability – current and long-term	378,430
Total liabilities	887,568

Total purchase price	$22,100,000

On December 31, 2024, the Company recorded a measurement period adjustment to the above fair value allocation to report a deferred tax liability of $107,153 and increase goodwill by the same amount.

Goodwill and intangible assets relate to Fat Shark and Rotor Riot being FPV market leaders and their well-known and established brands within the industry and related patents. Combining these entities and their existing customer base along with Unusual Machines’ strategy of extending to B2B sales of drone components will provide a strategic advantage.

The results of Fat Shark and Rotor Riot have been included in the Consolidated Financial Statements from the date of acquisition of February 16, 2024. The table below presents the results as reported by the Company and unaudited pro forma results of the Company, assuming that the acquisition of Fat Shark and Rotor Riot occurred at the beginning of each period are as follows. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented (in thousands, except per share data):

	For the Year Ended		For the Year Ended
	December 31, 2024		December 31, 2023
	As Reported	Proforma (unaudited)	As Reported	Proforma (unaudited)
Revenue	$5,565	$6,060	$–	$4,682
Gross profit/(loss)	1,546	1,578	–	550
Loss from operations	(6,918)	(6,962)	(2,383)	(5,005)
Other expense and income taxes	(25,062)	(25,062)	–	(56)
Net loss	$(31,980)	$(32,024)	$(2,383)	$(5,061)
Net earnings per share:
Basic	$(3.84)	$(3.85)	$(0.72)	$(0.58)

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

Note 4 – Inventories

Inventories, consisting solely of finished goods, totaled $1,335,503 and $0 as of December 31, 2024 and 2023, respectively. In addition, the Company had prepaid deposits for inventory totaling $904,728 and $0 as of December 31, 2024 and 2023, respectively.

Note 5 – Other Assets

Other current assets included as of:

	December 31, 2024	December 31, 2023
Deposit related to Rotor Riot, LLC and Fat Shark, Ltd. acquisitions	$–	$100,000
Prepaid insurance	31,500	20,631
Total other current assets	$31,500	$120,631

Non-current other assets include a rent deposit of $59,426 related to the operating lease for the Orlando, FL facility as of December 31, 2024. The Company did not have any non-current other assets as of December 31, 2023.

Note 6 – Property and Equipment, net

Property and equipment consist of assets with an estimated useful life greater than one year. Property and equipment are reported net of accumulated depreciation, and the reported values are periodically assessed for impairment. Property and equipment as of:

	December 31, 2024	December 31, 2023
Computer equipment	$7,738	$7,738
Accumulated depreciation	(7,168)	(6,484)
Total property and equipment, net	$570	$1,254

Depreciation expense totaled $684 and $5,600 for the year ended December 31, 2024 and 2023, respectively.

Note 7 – Operating Leases

The Company has assumed in the business combination a five-year operating lease for approximately 6,900 square feet of warehouse and office space in Orlando, Florida. The lease commenced in November 2023 and expires in October 2028. The Company has valued the ROUA and the associated liability, as of February 16, 2024, at $378,430. The Company has no finance leases. Operating lease expense totaled $92,002 from the date of acquisition through the period ended December 31, 2024.

The following is a summary of the operating lease right-of-use asset and liability:

Orlando, FL Operating Lease
Operating lease right-of-use assets	$378,430
Less: accumulated amortization	(54,916)
Operating lease right-of-use assets, as of December 31, 2024	$323,514

Operating lease liability	$378,430
Less: accumulated reduction	(48,439)
Operating lease liability, as of December 31, 2024	$329,991

Current operating lease liability	$67,820
Non-current operating lease liability	262,171
Total operating lease liability	$329,991

The following is a summary of future lease payments required under the five-year lease agreement:

Year	Future Lease Payments	Operating Lease Discount	Operating Lease Liability
2025	$101,133	$(33,313)	$67,820
2026	105,177	(25,468)	79,709
2027	109,037	(15,985)	93,052
2028	94,185	(4,776)	89,409
Total	$409,533	$(79,542)	$329,991

Supplemental Information
Weighted average remaining lease term (in years)	3.83
Weighted average discount rate	11.49%

Note 8 – Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill were as follows:

Total
Goodwill as of December 31, 2023	$–

Fat Shark and Rotor Riot acquisitions	17,476,232
Impairment loss on goodwill during the year ended December 31, 2024	(10,073,326)

Goodwill as of December 31, 2024	$7,402,906

Accumulated impairment losses as of December 31, 2024 were $10,073,326.

Intangible Assets

As of December 31, 2024, the balances of intangible assets were as follows:

	Type	Gross Value	Accumulated Amortization	Net Value
Patents/IP	Finite-lived	$816,877	$(71,477)	$745,400

Trademark	Indefinite-lived	1,480,130	–	1,480,130

Total intangible assets, net		$2,297,007	$(71,477)	$2,225,530

Patents and intellectual property relate to the patents and technology know-how from the acquisition of Fat Shark in February 2024. Patents are amortized over 10 years. Trademarks relate to the brand name and recognition of Rotor Riot from the acquisition in February 2024. The Company did not have any intangible assets as of December 31, 2023.

Note 9 – Promissory and Convertible Notes

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

Subsequently and in July 2024, in conjunction with a private sale of Red Cat’s common stock and its promissory note to two accredited investors (“Investors”), the Company issued new notes to the new Investors (the “July Notes”) and cancelled the original Note. The July Notes contained 8% per annum interest. In addition, the maturity date of the July Notes was extended to November 30, 2025, subject to certain conditions.

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

During the third quarter 2024, the Company recognized a loss on debt extinguishment of $685,151 related to the exchange agreement discussed above. The loss on extinguishment related to the August Notes included $315,303 fair value related to the warrant liability issued, $347,947 fair value related to the optional conversion feature derivative liability of the remaining principal balance, and $21,901 cash fees paid for legal costs related to the August Notes. The Company used the binomial option pricing method for calculating the derivative fair value related to the warrants and optional conversion feature (see Note 10 – Derivative Liabilities).

In December 2024, the Investors exercised their conversion option to convert the remaining $3,000,000 in August Notes to Common Stock at a fixed $1.99 conversion price. As a result, the Company issued 1,507,538 shares of common stock, cancelled the $3,000,000 in August Notes, and recorded $17,864,325 to common stock and additional paid in capital related to the conversion of the August Notes to Common Stock. This value is based on the closing price of the Company’s common stock on December 3, 2024 of $11.85 per share. This resulted in a loss on debt extinguishment of $14,864,325. The settlement of the related conversion option derivative resulted in a gain on extinguishment of $16,503,923 (see Note 10). The net gain was $1,639,598.

A reconciliation of the net gain on debt extinguishment during the year ended December 31, 2024 is as follows:

December 31, 2024
Loss from August Notes modification	$(685,151)
Loss from conversion of debt to common stock	(14,864,325)
Gain from settlement of conversion option	16,503,923
Gain from settlement of warrant liability	305,532
Net gain on debt extinguishment	$1,259,979

Total interest expense for the year ended December 31, 2024 was $116,981.

Note 10 – Derivative Liabilities

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

Derivative liability – conversion option

In August 2024 and in conjunction with the issuance of the August Notes as discussed in Note 9 – Promissory and Convertible Notes, the Company recorded a derivative liability related to the optional conversion feature (“Conversion Derivative”) in accordance with ASC 815 as it is not clearly and closely related to the host contract and the embedded debt conversion feature meets the definition of a liability due to a potential variable amount of shares that may be issued upon conversion. The initial fair value on August 21, 2024 for the Conversion Derivative was $347,947.

On December 3, 2024, the holders of the Convertible Note exercised their conversion option to convert the remaining $3,000,000 of the convertible note into 1,507,538 shares of common stock. As a result, the Company recorded an increase in fair value of the derivative liability conversion option of $16,155,976. The Conversion Derivative fair value as of December 31, 2024 was $0 given the conversion feature was exercised and is no longer outstanding.

Warrant Liability

In August 2024 and in conjunction with the issuance of the August Notes as discussed in Note 9 – Promissory and Convertible Notes, the Company issued warrants that include specific provisions and obligations including a fundamental transaction provision that may require a cash payment to the holder upon a triggering event, that in accordance with ASC 815, require the warrants to be classified as a liability. The initial fair value on August 21, 2024 for the Warrant Liability was $315,303.

On December 3, 2024, the warrant holders exercised 630,000 warrants (which is included in the 684,000 of total warrant exercises as noted in Note 11) at $1.99 per shares related to the August Notes and the Company received cash proceeds of $1,253,700 related to the warrants. The Company recognized a decrease in the fair value of the warrant liability of $9,771. The warrant liability fair value as of December 31, 2024 was $0 since the warrants were exercised and are no longer outstanding.

The assumptions used related to the fair value of the derivative liability – conversion option and warrant liability is as follows:

Significant Assumptions	Initial Period	Subsequent Period
Volatility	91.4%	100.90%
Risk free interest rate	3.6%	4.13%
Expected life	3.5 years	3.5 years
Dividend yield	0%	0%

Note 11 – Earnings Per Share and Stockholders’ Equity

Earnings per Share

Outstanding securities not included in the computation of diluted net loss per share because their effect would have been anti-dilutive include 330,000 of stock options issued to employees as of December 31, 2024, 8,500 of common stock representative warrants issued to the underwriter associated with the February 2024 IPO, and 1,389,079 warrants issued related to the October 2024 private placement.

Preferred Stock

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

2024 Transactions

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

On August 21, 2024, the Company entered into two exchange agreements with the Investors, under which each investor exchanged an aggregate of $1,000,000 of their Notes for an aggregate of 210 shares of the Company’s Series C and 630,000 warrants (see Note 12 – Share Based Awards).

In November and December 2024, the two Investors converted 4,250 shares of Series A into 4,250,000 shares of common stock. The Company canceled the 4,250 shares of Series A upon the conversion and as of December 31, 2024, there were no shares of Series A preferred stock outstanding

During 2024, shareholders converted 190 shares of Series B into 950,000 shares of common stock. The Company canceled the 190 shares of Series B upon the conversion and as of December 31, 2024, there were no shares of Series B preferred stock outstanding.

In December 2024, the two Investors converted 210 shares of Series C into 630,000 shares of common stock. The Company canceled the 210 shares of Series C upon the conversion and as of December 31, 2024, there were no shares of Series C preferred stock outstanding.

2023 Transactions

On June 1, 2023, the Company issued an additional 50 Series B shares in connection with the cancellation of 250,000 shares of common stock.

Common Stock

2024 Transactions

On January 2, 2024, the Company issued 16,086 shares of common stock to its prior Chief Executive Officer as a part of a separation agreement and recognized compensation expense of $64,344 or $4 per share, the value of the IPO in February 2024.

On February 16, 2024 the Company completed its IPO and issued 1,250,000 shares of common stock at the IPO Price for total net proceeds of $3,849,555. The Company incurred $510,000 direct deduction from proceeds, $127,687 in cash disbursements related to offering costs and $512,758 in prior year paid and deferred offering costs as of December 31, 2023 for a total of $1,150,445 offering costs, associated with the IPO which consisted of underwriter, legal, accounting, and other associated filing fees. These costs have been recorded as a reduction of the gross proceeds from the IPO in stockholder’s equity. The 62,500 of representative warrants are exercisable for common stock at a price of $5.00 per share (125% of the IPO Price) at any time beginning on August 15, 2024 through and including February 16, 2029, the expiration date.

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

During 2024, the Company issued 950,000 shares of common stock related to certain shareholders converting 190 Series B shares into common stock.

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

The April 30, 2024 and May 2, 2024 shares were valued at $1.20 and $1.23 per share, respectively for a total of $1,174,698 to be recognized pro-rata over the vesting period through February 14, 2025 which is the forfeiture period. Stock compensation expense of $1,009,218 was recognized during the year ended December 31, 2024. Unrecognized stock compensation expense related to these shares is $165,480 as of December 31, 2024.

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

On July 30, 2024, the Company issued 23,743 immediately vested restricted shares of common stock to non-employee directors of the Company. The shares of restricted stock were granted under the Plan. The shares were valued at $1.79 per share, which was the value of the Company’s common stock on the date of grant, respectively for a total of $42,500 to be recognized as stock compensation expense during the year ended December 31, 2024.

On October 22, 2024, the Company issued 29,313 immediately vested restricted shares of common stock to non-employee directors of the Company. The shares of restricted stock were granted under the Plan. The shares were valued at $1.45 per share, which was the value the Company’s common stock on the date of grant, respectively for a total of $42,500 to be recognized as stock compensation expense during the year ended December 31, 2024.

On October 29, 2024 (the “Closing Date”), the Company entered into Securities Purchase Agreements (the “SPA”) with accredited investors (each, an “Investor” and together the "Investors”) for a private placement offering (“Private Placement”), for aggregate gross proceeds of $1.95 million before deducting fees to the placement agent and other expenses payable by the Company in connection with the Private Placement. The Company intends to use the net proceeds of approximately $1.8 million of the Private Placement for working capital and general corporate purposes. As part of the Private Placement, the Company issued an aggregate of 1,286,184 units at a per unit purchase price of $1.52 per unit. Each unit consists of one share of common stock, par value $0.01 per share (the “Common Stock”) and one warrant to purchase one share of the Company’s Common Stock at an exercise price of $1.99 per share (each an “Investor Warrant”) and collectively, the Investor Warrants”). The Investor Warrants have a term of five and a half years from the Closing Date and may not be exercised for 180 days after the Closing Date and are exercisable at $1.99 per share, subject to certain limitations and adjustments set forth in the Investor Warrants. Allan Evans, the Company’s Chief Executive Officer and Sanford Rich and Robert Lowry, each a member of the Company’s board of directors (and the three combined, the “Insiders”), invested an aggregate of $250,000 in the Private Placement on identical terms to the other Investors. Subsequently and in order to comply with New York Stock Exchange American rules, the Insiders were required to pay an additional $92,105 to the Company related to the greater of book or market value for the warrants.

On November 5, 2024, the Board of Directors of the Company awarded each of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operation Officer 50,000 restricted shares of the Company’s Common Stock under the Plan as bonuses related to the Private Placement. The restricted shares are valued at $1.96 per share, the closing price of our common stock as of the date of the grant, for a total value of $98,000 that was recognized immediately based on the vesting of the awards for each of the Company’s Officers. The bonuses are subject to the Company’s clawback Policy.

On November 22, 2024, the Company issued 150,000 shares of common stock related to vested restricted stock units for our advisory board members. The restricted stock units are valued at $4.40 per share, the closing price of our common stock as of the date of the grant, for a total value of $660,000.

In November and December 2024, the Company issued 4,250,000 shares of common stock related to the Investors holding the Series A preferred stock and converted their 4,250 shares of Series A into common stock.

In November and December 2024, the Company issued 684,000 shares of common stock related to warrant holders exercising their warrants. The Company received gross proceeds of $1,523,700 related to the warrant exercises. The Company cancelled the 684,000 warrants upon issuance of the common shares.

On December 3, 2024, the Company issued 1,507,538 shares of common stock related to the Investors exercising their conversion option of the convertible note payable. As a part of the conversion, the Company cancelled the August Notes as discussed in Note 9 – Promissory and Convertible Notes. See Note 9 – Promissory and Convertible Notes for additional information related to the conversion.

In December 2024, the Company issued 630,000 shares of common stock related to the Investors holding the Series C preferred stock and converted their 210 shares of Series C into common stock.

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

Note 12 – Share Based Awards

Stock Options

The 2022 Equity Incentive Plan (the “Plan”) allows the Company to incentivize key employees and directors with long term compensation awards such as stock options, restricted stock, and other similar types of awards. The Plan is authorized to issue up to 15% of the outstanding shares on a fully diluted basis giving effect to the exercise and conversion of all outstanding common stock equivalents issued outside of the Plan. In addition, the Plan has an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2025 and ending in 2032 equal to the lesser of (a) five percent (5%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our board of directors. As of December 31, 2024, the Plan is authorized to issue up to 2,278,296 of awards.

During the year ended December 31, 2024, the Company’s board of directors approved the grant of 330,000 stock options under the Plan to certain employees. The stock options are subject to certain vesting provisions.

The following table presents the activity for stock options outstanding:

	Non-Qualified Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2023	–	$–	–	$–
Granted	330,000	1.24	9.34	5,142,800
Forfeited/canceled	–	–	–	–
Exercised	–	–	–	–
Outstanding – December 31, 2024	330,000	$1.24	9.34	$5,142,800

The range of assumptions used to calculate the fair value of options granted during the year ended December 31, 2024 was:

Exercise Price	$1.20 – 1.79
Stock Price on date of grant	$1.20 – 1.79
Risk-free interest rate	4.080- 4.71%
Dividend yield	–
Expected term (years)	6.11
Volatility	129.45 – 143.46%

The total value of stock options granted during the year ended December 31, 2024 is $373,160. The Company recognized $60,924 in stock-based compensation expense related to stock options during the year ended December 31, 2024. As of December 31, 2024, there was $312,236 of unrecognized stock-based compensation expense related to unvested stock options to be recognized over the remaining vesting term through 2028.

Restricted Stock

The following table presents the activity for restricted stock outstanding:

	Restricted	Awards	Awards
	Stock	Vested	Unvested
Outstanding - December 31, 2023	–	–	–
Granted	1,480,955	1,103,232	377,723
Forfeited/canceled	–	–	–
Outstanding – December 31, 2024	1,480,955	1,103,232	377,723

The total value of restricted stock and restricted stock units granted during the year ended December 31, 2024 is $2,875,364. The Company recognized $2,194,938 in stock-based compensation expense related to restricted stock during the year ended December 31, 2024. As of December 31, 2024, there was $680,426 of unrecognized stock-based compensation expense related to unvested restricted stock to be recognized over the remaining vesting term through May 2025.

Warrants

The following table presents the activity for warrants outstanding as of December 31, 2024:

		Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding - December 31, 2023	–	$–

Granted	2,081,579	2.08
Forfeited/cancelled/restored	–	–
Exercised	(684,000)	–
Outstanding – December 31, 2024	1,397,579	$2.01

As discussed in Note 11, “Earnings Per Share and Stockholders’ Equity”, in connection with the IPO, the Company issued 62,500 representative warrants to its underwriters to purchase shares of common stock. The representative warrants have an exercise price of $5.00 or can be exercised through a cashless exercise feature. The warrant holders exercised 54,000 warrants during the year ended December 31, 2024.

As discussed in Note 9, “Promissory and Convertible Notes”, in connection with the exchange of the $1,000,000 of the Note Payable balance, the Company issued 630,000 warrants to the Investors to purchase shares of common stock. The warrants have an exercise price of $1.99. These 630,000 warrants were subsequently exercised (see Notes 10 and 11).

As Discussed in Note 11, “Earnings Per Share and Stockholders’ Equity”, in connection with the Private Placement, the Company issued 1,286,184 warrants and an additional 102,895 warrants to the underwriter related to the Private Placement for a total of 1,389,079 warrants. The warrants have an exercise price of $1.99.

All warrants outstanding have a weighted average remaining contractual life of approximately 5.32 years as of December 31, 2024. The aggregate intrinsic value of the warrants at December 31, 2024 is $20,700,512.

Note 13 – Related Party Transactions

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

In October 2024, in relation to the Private Placement as described in more detail in Note 11, “Earnings Per Share and Stockholders’ Equity”, the Company’s CEO and two directors (combined “Insiders”) invested $250,000 in the Private Placement on identical terms to the other Investors. In addition, the Insiders were required to pay an additional $92,105 to the Company related to the greater of book or market value for the warrants.

In November 2024, the Company entered into and received a purchase order with Teal Drones, Inc. a wholly owned subsidiary of Red Cat to provide goods and services to a customer in which Teal Drones is a prime contractor and the Company is a subcontractor. Red Cat is a related party as Jeff Thompson is the Chief Executive Officer of Red Cat and is also on the Board of Directors of Unusual Machines. The Company recognized $155,000 in revenue related to the related party contract. The total value of the contract between Unusual Machines and Red Cat is $250,000.

Note 14 – Income Taxes

The components of income (loss) before income tax expense (benefit) consist of the following as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
US	$(31,150,444)	$–
Foreign	(843,384)	(2,383,462)
Pretax income (loss) from operations	$(31,993,828)	$(2,383,462)

The components of income tax expense (benefit) as of December 31, 2024 and 2023 are:

	December 31,	December 31,
	2024	2023
Current:
Federal	$–	$–
Foreign	–	–
State and local	–	–
Current income tax expense (benefit)	–	–

Deferred:
Federal	(11,069)	–
Foreign	–	–
State and local	(2,290)	–
Deferred income tax expense (benefit)	(13,360)	–

Total income tax expense (benefit)	$(13,360)	$–

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are:

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Net operating losses and credit carryforwards	$3,268,472	$727,382
Stock compensation	54,821	–
Inventory	248,599	–
Accruals and reserves	7,336	–
Deferred interest carryforward	24,669	–
Lease liability	83,636	–
Total deferred tax assets	3,687,532	727,382

Deferred tax liabilities:
Intangible assets	(564,061)	–
Right of use asset	(81,995)	–
Other	74	–
Valuation allowance	(3,135,343)	(727,382)
Deferred income tax expense (benefit)	(3,781,325)	(727,382)

Net deferred tax liability	$(93,793)	$–

The components of the Company’s effective tax rate consist of the following as of December 31, 2024 and 2023 are:

	December 31,	December 31,
	2024	2023
Tax at U.S. statutory rate	21.0%	21.0%
State taxes, net of federal benefit	1.0%	–%
Other permanent differences	(16.4)%	–%
Foreign statutory rate difference	(0.2)%	(0.2)%
Change in valuation allowance - federal	(4.4)%	(20.8)%
Change in valuation allowance – state	(0.9)%	–%
Income tax expense	(0.0)%	–%

As of December 31, 2024, the Company has U.S. federal and state net operating loss carryforwards of $9,518,428 and foreign net operating loss carryforwards of $4,743,384. The U.S. federal net losses can be carried forward indefinitely and are generally deductible against 80% of taxable income on an annual basis. It is not anticipated that the foreign net operating losses will ever be used.

In assessing the realizability of deferred tax assets, a determination is made as to whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As the Company was incorporated in the current year and has no history of earnings, the Company has provided a full valuation allowance on its federal, foreign, and state deferred tax assets.

The Company is subject to income taxes in the United States; Puerto Rico; and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not currently under examination by any taxing authorities. The 2022 through 2024 tax years are open to examination by the tax authorities.

ASC 740 provides detailed guidance for the consolidated financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in the consolidated financial statements. Tax positions must meet a more-likely-than-not recognition threshold before a benefit is recognized in the consolidated financial statements. As of December 31, 2024, the Company has no uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense in the accompanying consolidated statements of operations. No interest and penalties related to uncertain tax positions were accrued as of December 31, 2024.

Note 15 – Commitments and Contingencies

As part of the business combination that occurred on February 14, 2024, the Company acquired a five-year operating lease for approximately 6,900 square feet of warehouse and office space in Orlando, Florida. The lease commenced in November 2023 and expires in October 2028. See Note 7 – Operating Leases for additional information.

Note 16 – Subsequent Events

Equity Grants to Board of Directors

On January 14, 2025, the Company issued the non-employee directors listed in the table below the equity of their quarterly compensation for services as a director during the quarter ended December 31, 2024. The shares of restricted common stock are fully vested, granted under the Company’s 2022 Equity Incentive Plan and are subject to each director executing the Company’s standard Restricted Stock Agreement. The amount of restricted common stock issued was based on the quoted trading price as of the close of the market as of January 14, 2025.

Director	Amount of Restricted Common Stock
Cristina Colon	904
Sanford Rich	904
Robert Lowry	904
Jeffrey Thompson	834

Aloft Material Definitive Agreement

On February 1, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Agreement”) with Aloft Technologies, Inc., a Delaware corporation ("Aloft”), and UMAC Merger Sub, Inc. a Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub”). Aloft is a leader in the drone fleet and airspace management sector, powering a majority of all FAA-approved Low Altitude Authorization and Notification Capability airspace authorizations in the United States and the related software is complimentary to the Company’s overall position to provide drone related components and drone services made in the United States.

Under the terms of the Agreement and subject to customary closing conditions and a working capital adjustment, on the closing date of the Agreement Aloft will merge into Merger Sub, and Merger Sub will continue as a wholly owned subsidiary of the Company. In addition, each issued and outstanding share of Aloft capital stock that is not a dissenting share will be cancelled and each Aloft Stockholder (as defined in the Agreement) receive their pro rata share of the merger consideration payable by the Company as provided for in the Agreement. The merger consideration of $14.5 million consists of 1,204,319 shares of common stock of the Company and expected not to exceed $100,000 in cash payable to unaccredited investors.

Customary closing conditions by the parties must be met before being able to close the merger.

Equity Grants to Executive Officers

On February 3, 2025, the Company issued the Company’s executive officers listed in the table below shares of restricted common stock. The shares of restricted common stock vest in equal quarterly increments over a one-year period, with the first two quarters vesting on May 19, 2025. The shares of restricted common stock were granted under the Company’s 2022 Equity Incentive Plan, as amended, and are subject to each officer executing the Company’s standard Restricted Stock Agreement.

Officer	Amount of Restricted Common Stock
Allan Evans (1)	200,000
Brian Hoff	100,000
Andrew Camden	100,000

(1) Shares issued to 8 Consulting LLC, an entity of which Dr. Allan Evans, the Company’s Chief Executive Officer, is the sole owner with voting and dispositive power

Equity Grants to employees

On February 3, 2025, the Company issued 80,000 shares of restricted common stock to certain employees. The shares of restricted common stock vest quarterly over a four-year period, in which no shares vest over the first two quarters. The shares of restricted common stock were granted under the Company’s 2022 Equity Incentive Plan, as amended.

Exercise of Warrants from Private Placement

On February 26, 2025, the Company issued 1,224,606 shares of common stock to various warrant holders who exercised their warrants from the October 2024 Private Placement at an exercise price of $1.99. The Company received gross proceeds in the aggregate amount of $2,436,966 as a result of the warrant exercises.

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2024, were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms because of a material weakness in the Company’s internal control over financial reporting as noted below.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“US GAAP”) as a result of the following material weaknesses:

•	The Company does not have sufficient segregation of duties within accounting functions.
•	The Company does not have written documentation of our internal controls policies and procedures.

While the Company has implemented and operating effectively with internal controls, we have not yet documented and tested our internal control plan. We plan to rectify these weaknesses by establishing a control framework including a risk assessment, written policies and procedures for our internal control of financial reporting and hiring additional accounting personnel at such time as we raise sufficient capital to do so.

Changes In Controls Over Financial Reporting

During the year ended December 31, 2024, the Company continued to strengthen its internal controls including the implementation of NetSuite financials for its financial and transaction reporting. This includes certain segregation of duties including the creation of purchase orders by our purchasing team that is approved in accordance with our authorization matrix, the receipt of inventory in NetSuite by our operations team in Orlando, FL, and dual approvals of all outgoing cash payments. As the implementation of NetSuite occurred, we experienced changes to our processes and procedures which in turn, resulted in changes to our internal control over financial reporting. We expect NetSuite to strengthen our internal financial controls. Management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve and plan to document our internal control framework and related activities.

Other than as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

During the fourth quarter ended December 31, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title	Action	Applicable Date	Duration of Trade Arrangements	10b5-1 Trading Arrangement? (Y/N)*	Aggregate Number of Securities Subject to Trading Arrangement
Dr. Allan Evans Chief Executive Officer and Director	Adopt	December 13, 2024	May 2025 through December 2025	Y	Up to 30,000 shares of Common Stock from May vesting for tax purposes
Dr. Allan Evans Chief Executive Officer and Director	Adopt	December 13, 2024	August 2025 through December 2025	Y	Up to 15,000 shares of Common Stock from August vesting for tax purposes
Dr. Allan Evans Chief Executive Officer and Director	Adopt	December 13, 2024	November 2025 through December 2025	Y	Up to 15,000 shares of Common Stock from November vesting for tax purposes
Brian Hoff Chief Financial Officer	Adopt	December 13, 2024	April 2025 through December 2025	Y	Up to 83,775 shares of Common Stock for tax purposes
Brian Hoff Chief Financial Officer	Adopt	December 13, 2024	May 2025 through December 2025	Y	Up to 17,500 shares of Common Stock from May vesting for tax purposes
Brian Hoff Chief Financial Officer	Adopt	December 13, 2024	August 2025 through December 2025	Y	Up to 8,750 shares of Common Stock from August vesting for tax purposes
Brian Hoff Chief Financial Officer	Adopt	December 13, 2024	November 2025 through December 2025	Y	Up to 8,750 shares of Common Stock from November vesting for tax purposes
Andrew Camden Chief Operating Officer	Adopt	December 13, 2024	May 2025 through December 2025	Y	Up to 17,500 shares of Common Stock from May vesting for tax purposes
Andrew Camden Chief Operating Officer	Adopt	December 13, 2024	August 2025 through December 2025	Y	Up to 8,750 shares of Common Stock from August vesting for tax purposes
Andrew Camden Chief Operating Officer	Adopt	December 13, 2024	November 2025 through December 2025	Y	Up to 8,750 shares of Common Stock from November vesting for tax purposes

*Denotes whether the trading plan is intended, when adopted, to satisfy the affirmative defense of Rule 10b5-1(c).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position

Dr. Allan Evans	41	Chief Executive Officer and Director

Brian Hoff	39	Chief Financial Officer

Andrew Camden	34	Chief Operating Officer

Robert Lowry	66	Director

Sanford Rich	67	Director

Jeffrey Thompson	60	Director

Cristina A. Colón, Esq.	37	Director

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

Dr. Evans’ management and public company experience, his experience in the drone business and his role as Chief Executive Officer of the Company, led to his appointment as a director.

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

Sanford Rich, Director

Mr. Rich serves as director and Audit Committee member of the Company since January 31, 2024. Since March 2012, Mr. Rich has served as a director of Aspen Group, Inc. and since November 29, 2019, as Audit Committee Chairman. From August 2, 2017 to June 23, 2019, Aspen Group, Inc. had its common stock listed on the Nasdaq Capital Market and from June 24, 2019 to March 23, 2023, Aspen Group, Inc. had its common stock listed on Nasdaq Global Market, after which it voluntarily withdrew to focus on its core business and save money. Since January 2016, Mr. Rich has served as the Executive Director of the New York City Board of Education Retirement System. Mr. Rich also serves as a member of the Investor Advisory Group of the PCAOB for a term from June 1, 2022 to December 31, 2026. From November 2012 to January 2016, Mr. Rich served as the Chief of Negotiations and Restructuring for the Pension Benefit Guaranty Corporation (a United States Government Agency). Mr. Rich was selected as a director for his 40 years of experience in the financial sector and his experience serving on the audit committees of public companies.

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

Board Leadership Structure

Allan Evans serves as the Chairman of the Board and actively interfaces with management, the Board and counsel regularly. We believe that Dr. Evans’s experience as an entrepreneur and Chief Executive Officer of a drone company will help the Company with the challenges faced by us at this stage as well as implementing our business and marketing plans, integrating acquisitions, continuing and managing our growth. We believe that Dr. Evans, Mr. Thompson and the other members of the Board will assist the Company’s management with both the operational aspects as well as the strategic aspects of our business.

Board Risk Oversight

The Company’s risk management function is overseen by the Board. The Company’s management keeps the Board apprised of material risks and provides its directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect us, and how management addresses those risks. Allan Evans, Chairman of the Board, works closely together with the other members of the Board when material risks are identified on how to best address such risks. If the identified risk poses an actual or potential conflict with management, the Company’s independent directors may conduct the assessment. Presently, the primary risks affecting us are our liquidity and continued revenue growth to obtain positive cash flow.

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

Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of the Company’s employees, including the Company’s Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to the Company’s directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations and the prompt reporting of illegal or unethical behavior, and accountability for adherence to the Code of Ethics. We will provide a copy, without charge, to anyone that requests a copy of our Code of Ethics in writing by contacting 4677 LB McLeod Road, Suite J, Orlando, FL 32811, Attention: Corporate Secretary.

Insider Trading Arrangements and Policies

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules, and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the year ended December 31, 2024.

Hedging

Under the Company’s Insider Trading Policy, all officers, directors and certain identified employees are prohibited from engaging in hedging transactions.

Clawback Policy

Our Board has adopted a policy relating to recovery of erroneously awarded compensation (a “Clawback Policy”) in accordance with the rules of the New York Stock Exchange, to recoup “excess” incentive compensation, if any, earned by current and former executive officers during a three year look back period in the event of a financial restatement due to material noncompliance with any financial reporting requirement under the securities laws (with no fault required). Our Clawback Policy is filed as Exhibit 97.1 to the Annual Report on Form 10-K for the year ended December 31, 2023.

Item 11.	Executive Compensation.

Executive Compensation Overview

This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer during 2024. Our named executive officers, or the Named Executive Officers, for the year ended December 31, 2024, are:

•	Allan Evans, our Chief Executive Officer;

•	Brandon Torres Declet, our former Chief Executive Officer; and

•	Brian Hoff, our Chief Financial Officer

•	Andrew Camden, our Chief Operating Officer

Unusual Machines Summary Compensation Table Years Ended December 31, 2024 and 2023

The following table contains information about the compensation paid to or earned by each Named Executive Officer for the two most recently completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(5)	Option Awards ($)(6)	All Other Compensation ($)	Total ($)
Allan Evans (1)	2024	250,000	131,000	733,600	–	–	1,114,600
Chief Executive Officer	2023	20,833	–	–	–	–	20,833

Brandon Torres Declet (2)	2024	–	–	–	–	–	–
Former Chief Executive Officer	2023	229,167	–	64,344	–	62,500	356,011

Brian Hoff (3)	2024	250,000	121,220	449,600	–	–	820,820
Chief Financial Officer	2023	250,000	–	–	–	–	250,000

Andrew Camden (4)	2024	167,094	6,678	158,000	–	–	331,772
Chief Operating Officer	2023	90,000	–	–	–	–	90,000

________________________

(1)	Dr. Evans was appointed Chief Executive Officer in December 2023. On April 30, 2024, Dr. Evans consulting company, 8 Consulting, LLC entered into a two-year Management Services Agreement to serve as the Company’s Chief Executive Officer.

(2)	Mr. Declet was appointed Chief Executive Officer in May 2022 and resigned from the Board and as Chief Executive Officer in November 2023. Mr. Declet executed a termination agreement pursuant to which he received three months of salary as severance and three months of medical and insurance premiums. Mr. Declet received 16,086 shares of our Common Stock with a value of $4 per share.

(3)	Mr. Hoff was appointed Chief Financial Officer in November 2022.

(4)	Mr. Camden was appointed Chief Operating Officer in March 2024. Prior to that, Mr. Camden was the President of Rotor Riot and his 2023 compensation is based on his employment with Red Cat and Rotor Riot prior to the completion of our IPO and acquisitions in February 2024.

(5)	Amounts reflect the aggregate grant date fair value of restricted share grants computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 10 included in our consolidated financial statements. There can be no assurance that unvested awards will vest.

(6)	Option awards are valued in accordance with ASC 718, Compensation – Stock Compensation. Fair value is determined based on the Black-Scholes Model using inputs reflecting our estimates of expected volatility, term, discount rates, and dividend expectations. Compensation expense is recognized based on the vesting terms of the award.

Outstanding Equity Awards at December 31, 2024

The table below summarizes outstanding equity awards held by our Named Executive Officers at December 31, 2024. All of the below awards were issued under the Plan.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Yet Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Allan Evans*	4/30/2024	77,089	$1,296,637
	05/02/2024	6,466	108,758
	11/05/2024	–	–

Brian Hoff	04/30/2024	46,248	$777,891
	11/05/2024	–	–

Andrew Camden	4/30/2024	7,899	$132,861
	11/05/2024	–	–

____________________

*	Awarded to 8 Consulting, LLC
(1)	The market value of shares or units of stock that have not yet vested is based on our stock price as of December 31, 2024.

Employment Agreements

Employment Agreement relating to Dr. Allan Evans, Chief Executive Officer

On November 27, 2023, the Company and Dr. Allan Evans entered into an Offer Letter (the “Offer Letter”) under which Dr. Evans agreed to serve as the Company’s Chief Executive Officer effective December 4, 2023.

On April 30, 2024, the Company’s Board approved the Company entering into a two-year Management Services Agreement (the “Agreement”) with 8 Consulting LLC (the “Consultant”) for the services of our Chief Executive Officer, Dr. Allan Evans, whereby the Consultant agreed to cause Dr. Evans to perform his services as the Company’s Chief Executive Officer and the Consultant will be compensated on behalf of Dr. Evans by the Company in connection with his performance of such services. The Agreement allows Dr. Evans to receive favorable tax benefits as a resident of the Commonwealth of Puerto Rico who will perform such services in Puerto Rico. Pursuant to the Agreement, Dr. Evans will perform the duties and responsibilities that are customary for a chief executive officer of a public company that either have revenues similar to the Company on a pro forma basis as reflected in the Prospectus filed with the SEC on February 15, 2024, or if pre-revenues, are an active and on-going business that are performing pre-revenue activities. The Consultant agreed to cause Dr. Evans, as Chief Executive Officer, (i) to undertake primary responsibility for managing all aspects of the Company and overseeing the preparation of all reports, registration statements and other filings required filed by the Company with the SEC and executing the certifications required the Sarbanes Oxley Act of 2002 and the rules of the SEC as the principal executive officer of the Company; (ii) attend investor meetings and road shows in connection with the Company’s fundraising and investor relations activities; (iii) to report to the Company’s Board; (iv) to perform services for such subsidiaries of the Company as may be necessary.

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

Employment Agreement with Brian Hoff, Chief Financial Officer

The Employment Agreement with Mr. Hoff effective November 1, 2022 provides that he will serve as the Chief Financial Officer of the Company on an at will basis. In August 2023, the Employment Agreement was amended (the “First Hoff Amendment”) to increase the percentage of RSUs from 1% to 3% (as discussed below). Pursuant to his Employment Agreement, Mr. Hoff receives an annual base salary of $250,000. In addition, Mr. Hoff’s Employment Agreement entitles him to the following:

•	Eligibility to earn an annual bonus of 50% of his annual base salary based on key performance indicators, as set forth in a bonus plan that is to be established, approved, administered and determined by the Board and the Chief Executive Officer.

•	A cash and/or equity bonus of up to $125,000 including the bonus he received following the acquisition of Fat Shark and Rotor Riot.

•	A cash bonus and/or equity bonus equal to up to $125,000 upon the completion of a capital raise event, defined as a second offering, a private placement offering, an at-the-market offering, a private investment in public equity offering.

•	A grant of RSUs equal to 3% of the outstanding Common Stock of the Company (after giving effect to the First Hoff Amendment). The RSUs vested following the Closing of the IPO.

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

Employment arrangement with Andrew Camden, Chief Operating Officer

Our Board appointed Mr. Camden, Chief Operating Officer on March 4, 2024, and agreed to pay him a salary of $150,000 per year. In September 2024, the Compensation Committee approved increasing Mr. Camden’s salary to $200,000.

Non-Employee Director Compensation

Our non-employee directors did not receive any cash or equity compensation from the Company for the year ended December 31, 2023.

Following our February 2024 IPO, our Board approved compensation for our non-employee directors. Our non-employee directors will receive annual aggregate compensation of $60,000 for service on the Board comprised of cash and equity grants. Additional compensation for the chairperson members as set forth below. All cash payments and equity grants will be made semi-annual in arrears.

•	Audit Committee Chair: $5,000

•	Compensation Committee Chair: $5,000

•	Nominating and Governance Committee Chair: $5,000

All equity grants issued to our non-employee directors will be granted under our Plan.

On February 3, 2025, the Board determined that for 2025 non-employee directors will be granted $90,000 payable in restricted Common Stock with the number of shares determined based upon the closing price of the Company’s Common Stock during each open window period with the first grant equal to two-quarters of compensation on May 19, 2025 using the May 19th closing price to determine the number of shares, the second quarter grant equal to 25% of the total using the August 19, 2025 closing price and the final grant of restricted stock using the November 19, 2025 closing price with all grants vested and the grants subject to continued service as of the grant date and execution of the Company’s standard Restricted Stock Agreement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 25, 2025 by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Exchange Act known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each of our directors; (iii) each of our Named Executive Officers; and (iv) all executive officers and directors as a group.

Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder's address is c/o Unusual Machines, Inc., 4677 LB McLeod Rd., Suite J, Orlando Florida, 32811.

The percentages below are calculated based on 16,830,170 shares of Common Stock issued and outstanding as of March 25, 2025.

Name and Address of Beneficial Owner	Title of Class	Amount of Shares Beneficially Owned (1)	Percentage of Beneficial Ownership
Named Executive Officers and Directors:
Allan Evans	Common Stock	869,439	5.17%
Brian Hoff	Common Stock	443,000	2.63%
Andrew Camden	Common Stock	201,000	1.19%
Jeffrey Thompson (2)	Common Stock	326,818	1.94%
Sanford Rich	Common Stock	119,600	0.71%
Robert Lowry	Common Stock	74,406	0.44%
Cristina Colón	Common Stock	46,338	0.28%
All executive officers and directors as a group (6 persons)	Common Stock	1,879,601	11.17%
Other 5% Holders
N/A	Common Stock	–	–%

(1)	The numbers and percentages outstanding in these columns, exclude:
	a.	693,227 shares of our Common Stock available for future issuance under the Company’s Plan, which includes shares of Common Stock deliverable under grants of RSUs since the underlying Common Stock cannot be delivered within 60 days of the date of this Form 10-K to our executives;
	b.	8,500 shares of our Common Stock issuable upon the exercise of warrants to an underwriter of our IPO (the “Representative’s Warrants”). The Representative’s Warrants can be exercised at any time, and from time to time, in whole or in part, during the five-year period commencing 180 days following February 16, 2024.
	c.	164,473 shares of our Common Stock issuable upon the exercise of warrants from the October 2024 Private Placement. The warrants can be exercised at any time, and from time-to-time, in whole or in part, during the five and a half year period from February 25, 2025. On February 26, 2025, the Company issued 1,224,606 shares of Common Stock to various warrant holders who exercised their warrants at an exercise price of $1.99. The Company received gross proceeds in the aggregate amount of $2,436,966 as a result of the warrant exercises. The shares of common stock issued are fully registered under the Registration Statement on Form S-1 (SEC Registration Number 333-283494). All such warrants were exercised other than such warrants held by Allan Evans, our Chief Executive Officer, Sanford Rich and Robert Lowry, who are each members of our Board.

(2)	Address is 15 Ave. Munoz Rivera Ste 2200, San Juan, PR 00901.

Item 13.	Certain Relationships and Related Party Transactions and Director Independence

The following is a description of transactions since January 1, 2022, to which we were a party or will be party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest. As permitted by the SEC rules, discussion of employment relationships or transactions involving the Company’s executive officers and directors, and compensation solely resulting from such employment relationships or transactions, or service as a director of the Company, as the case may be, has been omitted to the extent disclosed in the Executive Compensation or the Director Compensation section of this annual report, as applicable.

In November 2024, the Company entered into and received a purchase order with Teal Drones, Inc. a wholly owned subsidiary of Red Cat to provide goods and services to a customer in which Teal Drones is a prime contractor and the Company is a subcontractor. Red Cat is a related party as Jeff Thompson is the Chief Executive Officer of Red Cat and is also on the Board of Directors of Unusual Machines. The Company recognized $155,000 in revenue related to the related party contract during the year ended December 31, 2024. The total value of the contract between Unusual Machines and Red Cat is $250,000.

On October 30, 2024, Allan Evans, the Company’s Chief Executive Officer and Sanford Rich and Robert Lowry, each a member of the Company’s Board, invested an aggregate of $250,000 in the Private Placement on identical terms to the other Investors.

On April 30, 2024 (“Grant Date”), the Company’s Board approved the Company entering into a two-year Consulting Agreement with the Consultant for the services of our Chief Executive Officer, Dr. Allan Evans, whereby the Consultant agreed to cause Dr. Evans to perform his services as the Company’s Chief Executive Officer and the Consultant is compensated on behalf of Dr. Evans by the Company in connection with his performance of such services. See “Executive Compensation – Employment Agreements.” The Agreement allows Dr. Evans to receive favorable tax benefits as a resident of the Commonwealth of Puerto Rico who will perform such services in Puerto Rico.

In February 2024, the Company completed the acquisitions to purchase Fat Shark and Rotor Riot from Red Cat. Jeffrey Thompson is the founder and current Chief Executive Officer of Red Cat. Mr. Thompson is also the founder, prior Chief Executive Officer and current member on the Board of Unusual Machines. Prior to the acquisition, Mr. Thompson held 328,500 shares of Common Stock in Unusual Machines, which represented approximately 10% prior to the acquisition and IPO.

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

In November 2022, we entered into the Purchase Agreement, as amended with Red Cat and Jeffrey Thompson, the Company’s former Chief Executive Officer and President and current director, pursuant to which, among other things, Mr. Thompson and the Company agreed to indemnification obligations, which shall survive for a period of nine months, subject to certain limitations, which includes a basket of $250,000 before any claim can be asserted and a cap equal to the value of 100,000 shares of our Common Stock owned by him to secure any indemnification obligations, which stock is our sole remedy, except for fraud. Our then Chief Executive Officer negotiated the terms of the Purchase Agreement on an arms’ length basis with Joe Freedman who was the head of Red Cat’s Special Committee. The transaction was ultimately approved by the Company’s and Red Cat’s Board. On March 8, 2023, a majority of the disinterested Red Cat shareholders approved the transactions contemplated in the Purchase Agreement in a special meeting. Mr. Thompson recused himself from such vote.

Item 14.	Principal Accountant Fees and Services

Salberg & Company, P.A. audited our financial statements for the fiscal year ended December 31, 2024 and 2023.

Independent Registered Public Accounting Firm Fees

The following is a summary and description of fees incurred by Salberg & Company, P.A. for the fiscal years ended December 31, 2024 and 2023. ($ in ‘000s)

	2024	2023
Audit fees(1)	$155	$62
Tax fees	–	–
All other fees(2)	21	–
Total fees	$176	$62

________________________

(1)	Audit fees consist of fees for the audit of our annual financial statements and the quarterly reviews of our interim financial statements.
(2)	All other fees consist of fees related to reviews of our registration statements during the year.

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

(a)        1. Financial Statements

For a list of the financial statements included herein, see Index to the Financial Statements on page F-1 of this Annual Report, incorporated into this Item by reference.

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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date
1.1	Form of Underwriting Agreement, dated February 14, 2024, by and between Unusual Machines, Inc. and Dominari Securities, LLC +		8-K	1.1	2/16/24
2.1	Agreement and Plan of Merger by and between Unusual machines, Inc., a Puerto Rico corporation and Unusual machines, Inc., a Nevada corporation		8-K	2.1	4/23/24
3.1	Articles of Incorporation		8-K	3.1	4/23/24
3.2	Amended and Restated Bylaws		8-K	3.1	10/8/24
3.2(a)	Amendment No. to Amended and Restated Bylaws		8-K	3.1	2/5/25
3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock		8-K	3.1	7/22/24
3.4	Certificate of Designation of Series B Convertible Preferred Stock		8-K	3.3	4/23/24
3.5	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock		8-K	3.1	8/22/24
4.1	Form of 8% Promissory Note +		8-K	4.1	7/22/24
4.2	Revised Form of Representatives Warrant		S-1/A	10.7	2/1/24
4.4	Description of Securities		10-K	4.7	3/22/24
10.1	Share Purchase Agreement +		S-1	10.1	3/14/23
10.1(a)	Amended and Restated Amendment No. 1 to Share Purchase Agreement		S-1/A	10.2	5/3/23
10.1(b)	Amendment No. 2 to Share Purchase Agreement		S-1/A	10.3	8/7/23
10.1(c)	Amendment No. 3 to Share Purchase Agreement		S-1/A	10.4	9/19/23
10.1(d)	Amendment No. 4 to Share Purchase Agreement		S-1/A	10.5	12/15/23

10.2	Security Agreement	S-1	10.3	3/14/23
10.3	Employment Agreement with Brian Hoff #+	S-1	10.6	3/14/23
10.3(a)	Form of Amendment No. 1 to the Employment Agreement with Brian Hoff #	S-1/A	10.11A	8/7/23
10.4	Form of Patent Assignment	S-1/A	10.6	8/7/23
10.5	Form of Trademark Assignment	S-1/A	10.7	8/7/23
10.6	Form of Restricted Stock Unit Agreement	S-1/A	10.18	8/7/23
10.7	Amended 2022 Equity Incentive Plan #	S-1/A	10.11	12/15/23
10.8	Employment Offer Letter with Dr. Allan Evans #	S-1/A	10.21	12/15/23
10.9	Brandon Torres Declet Termination and Release Agreement	S-1/A	10.22	12/15/23
10.10	Form of Lock-up Agreement	S-1/A	10.14	2/1/24
10.11	Form of Lock-up Agreement – Jeffrey Thompson	S-1/A	10.15	2/1/24
10.12	Allan Evans Non-Compete Agreement	8-K	10.9	2/22/24
10.13	Management Services Agreement #	8-K	10.1	5/6/24
10.14	Form of Restricted Stock Agreement	8-K	10.2	5/6/24
10.15	Form of Exchange Agreement +	8-K	10.1	7/22/24
10.16	Form of Closing Date working Capital Agreement and Consent +	8-K	10.2	7/22/24
10.17	Form of Restricted Stock Agreement	8-K	10.1	7/31/24
10.18	4% Convertible Promissory Note – Titan Multi-Strategy Fund I, Ltd.	S-1	10.20	9/11/24
10.19	4% Convertible Promissory Note – Eleven Ventures LLC +	S-1	10.21	9/11/24
10.20	Common Stock Purchase Warrant – Titan Multi-Strategy Fund I, Ltd. +	S-1	10.22	9/11/24
10.21	Common Stock Purchase Warrant - Eleven Ventures LLC +	S-1	10.23	9/11/24
10.22	Exchange Agreement – Titan Multi-Strategy Fund I, Ltd. +	S-1	10.24	9/11/24
10.23	Exchange Agreement – Eleven Ventures LLC +	S-1	10.25	9/11/24
10.24	Registration Rights Agreement – Titan Multi-Strategy Fund I, Ltd. +	S-1	10.26	9/11/24
10.25	Registration Rights Agreement – Eleven Ventures LLC +	S-1	10.27	9/11/24
10.26	Letter Agreement - Titan Multi-Strategy Fund I, Ltd.	8-K	10.1	10/8/24
10.27	Letter Agreement - Eleven Ventures LLC	8-K	10.2	10/8/24
10.28	Amendment No.1 to 2022 Equity Incentive Plan, as amended #	8-K	10.3	10/8/24
10.29	Form of Restricted Stock Agreement	8-K	10.1	10/24/24
10.30	Form of Securities Purchase Agreement	8-K	10.1	10/30/24
10.31	Placement Agency Agreement	8-K	10.2	10/30/24
10.32	Registration Rights Agreement	8-K	10.3	10/30/24
10.33	Form of Common Stock Purchase Warrant	8-K	10.4	10/30/24
10.34	Form of Placement Agent Warrant	8-K	10.5	10/30/24
10.35	Form of Lock-up Agreement	8-K	10.6	10/30/24
10.36	Form of Restricted Stock Agreement	8-K	10.1	11/7/24
10.37	Form of Advisory Agreement	S-1	10.28	11/27/24
10.38	Form of Restricted Stock Agreement	8-K	10.1	1/16/25
10.39	Agreement and Plan of Merger and Reorganization dated February 1, 2025	8-K	10.1	2/4/25

14.1	Code of Ethics		S-1/A	10.17	8/7/23
16.1	Letter from Salberg & Company, P.A.		8-K/A	7.1	8/15/24
19.1	Insider Trading Policy		10-K	19.1	3/22/24
21.1	List of Subsidiaries		10-K/A	21.1	8/9/24
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)
97.1	Clawback Policy		10-K	97.1	3/22/24
101.INS	Inline XBRL Instance Document	(1)
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	(1)

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
Brian Hoff Chief Financial Officer

Date: March 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Allan Evans	Chief Executive Officer, President and Director	March 27, 2025
Allan Evans	(Principal Executive Officer)

/s/ Brian Hoff	Chief Financial Officer	March 27, 2025
Brian Hoff	(Principal Financial and Accounting Officer)

/s/ Cristina Colón	Director	March 27, 2025
Cristina Colón

/s/ Robert Lowry	Director	March 27, 2025
Robert Lowry

/s/ Sanford Rich	Director	March 27, 2025
Sanford Rich

/s/ Jeffrey Thompson	Director	March 27, 2025
Jeffrey Thompson

