Form 10-Q
period 2025-03-31
Unusual Machines, Inc.
filed 2025-05-08
CIK 1956955

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

(720) 383-8983

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

As of May 7, 2025, 24,830,170 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

UNUSUAL MACHINES, INC.

2025 QUARTERLY REPORT ON FORM 10-Q

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

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include the factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Other Information, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Unusual Machines, Inc.

Consolidated Condensed Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,000,661	$3,757,323
Accounts receivable	50,950	66,575
Inventories	1,214,290	1,335,503
Prepaid inventory	835,279	904,728
Other current assets	205,147	31,500
Total current assets	7,306,327	6,095,629

Non-current assets:
Property and equipment, net	399	570
Operating lease right-of-use assets	306,250	323,514
Other assets	59,426	59,426
Goodwill	7,402,906	7,402,906
Intangible assets, net	2,205,108	2,225,530
Total non-current assets	9,974,089	10,011,946

Total assets	$17,280,416	$16,107,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$860,554	$668,732
Operating lease liability	70,654	67,820
Deferred revenue	117,171	197,117
Total current liabilities	1,048,379	933,669

Long-term liabilities
Deferred tax liability	93,793	93,793
Operating lease liability – long term	243,242	262,171

Total liabilities	1,385,414	1,289,633

Commitments and contingencies (See note 13)

Stockholders’ equity:
Preferred stock - $0.01 par value, 10,000,000 authorized
Series A preferred stock - $0.01 par value, 4,250 designated and 0 and 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	–	–
Series B preferred stock - $0.01 par value, 1,000 designated and 0 and 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	–	–
Series C preferred stock - $0.01 par value, 3,000 designated and 0 and 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	–	–
Common stock - $0.01 par value, 500,000,000 authorized and 16,830,170 and 15,122,018 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	168,302	151,221
Additional paid in capital	54,906,493	50,580,235
Accumulated deficit	(39,179,793)	(35,913,514)
Total stockholders’ equity	15,895,002	14,817,942

Total liabilities and stockholders’ equity	$17,280,416	$16,107,575

See accompanying condensed unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statement of Operations

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Sales	$2,042,300	$618,915

Cost of goods sold	1,545,493	414,748

Gross profit	496,807	204,167

Operating expenses:
Operations	302,602	112,322
Research and development	7,903	16,796
Selling and marketing	207,616	157,058
General and administrative	3,225,904	1,004,173
Depreciation and amortization	20,593	171
Total operating expenses	3,764,618	1,290,519

Loss from operations	(3,267,811)	(1,086,352)

Other income and (expense):
Interest income	1,532	–
Interest expense	–	(19,649)
Total other income and (expense)	1,532	(19,649)

Net loss before income tax	(3,266,279)	(1,106,001)

Income tax benefit (expense)	–	–

Net loss	$(3,266,279)	$(1,106,001)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.21)	$(0.18)

Weighted average common shares outstanding
Basic and diluted	15,902,473	6,065,857

See accompanying condensed unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

Three Months Ended March 31, 2024

	Series B, Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2023	190	$2	3,217,255	$32,173	$4,715,790	$(3,333,046)	$1,414,919

Issuance of common stock as settlement	–	–	16,086	161	64,183	–	64,344
Issuance of common shares, initial public offering, net of offering costs	–	–	1,250,000	12,500	3,837,055	–	3,849,555
Issuance of common shares, business combination	–	–	4,250,000	42,500	16,957,500	–	17,000,000
Conversion of preferred shares	(120)	(1)	600,000	6,000	(5,999)	–	–
Net loss	–	–	–	–	–	(1,106,001)	(1,106,001)

Balance, March 31, 2024	70	$1	9,333,341	$93,334	$25,568,529	$(4,439,047)	$21,222,817

Three Months Ended March 31, 2025

	Series A, Preferred Stock		Series B, Preferred Stock		Series C, Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2024	–	$–	–	$–	–	$–	15,122,018	$151,221	$50,580,235	$(35,913,514)	$14,817,942

Issuance of restricted common stock, equity incentive plan	–	–	–	–	–	–	483,546	4,835	(4,835)	–	–
Cash exercise of warrants	–	–	–	–	–	–	1,224,606	12,246	2,424,720	–	2,436,966
Stock compensation expense - vested stock	–	–	–	–	–	–	–	–	1,883,433	–	1,883,433
Stock option compensation expense	–	–	–	–	–	–	–	–	22,940	–	22,940
Net loss	–	–	–	–	–	–	–	–	–	(3,266,279)	(3,266,279)

Balance, March 31, 2025	–	$–	–	$–	–	$–	16,830,170	$168,302	$54,906,493	$(39,179,793)	$15,895,002

See accompanying condensed unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statement of Cash Flows

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,266,279)	$(1,106,001)
Depreciation and amortization	20,593	171
Share-based compensation expense	1,906,373	64,344
Change in assets and liabilities:
Accounts receivable	15,625	4,865
Inventory	121,213	148,765
Prepaid inventory	69,449	(377,144)
Other assets	(156,383)	(41,567)
Accounts payable and accrued expenses	191,822	53,722
Operating lease liabilities	(16,095)	(4,586)
Deferred revenue and other current liabilities	(79,946)	61,827
Net cash used in operating activities	(1,193,628)	(1,195,604)

Cash flows from investing activities
Cash portion of consideration paid for acquisition of businesses, net of cash received	–	(852,876)
Net cash used in investing activities	–	(852,876)

Cash flows from financing activities:
Proceeds from issuance of common shares	–	5,000,000
Proceeds from issuance of common shares, warrant exercises	2,436,966	–
Common share issuance offering costs	–	(637,687)
Net cash provided by financing activities	2,436,966	4,362,313

Net increase in cash	1,243,338	2,313,833

Cash and cash equivalents, beginning of period	3,757,323	894,773

Cash and cash equivalents, end of period	$5,000,661	$3,208,606

Supplemental disclosures of cash flow information:
Non-cash consideration paid for assets acquired and liabilities assumed	$–	$19,000,000
Deferred acquisition costs	$–	$100,000
Deferred offering costs recorded as reduction of proceeds	$–	$512,758

See accompanying condensed unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

For the Period Ended March 31, 2025

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

Basis of Presentation

The consolidated condensed financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report, as is permitted by such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025. The results for any interim period are not necessarily indicative of results for any future period.

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

The condensed consolidated financial statements include some amounts that are based on management's best estimates and judgments. Significant estimates reflected in these consolidated financial statements include those used to (i) determine stock-based compensation, (ii) the fair value of assets acquired and liabilities assumed in business combinations and the value of shares issued as consideration, (iii) reserves and allowances related to accounts receivable, and inventory, (iv) the evaluation of long-lived assets, including intangibles and goodwill, for impairment, (v) the fair value of lease liabilities and related right of use assets, and (vi) the deferred tax asset valuation allowance.

Reclassification

In the condensed consolidated financial statements, the Company has reclassified $5,470 for the three months ended March 31, 2024 from depreciation and amortization to general and administrative expense to conform to the current period presentation. This reclassification did not affect previously reported total operating expenses, loss before income taxes, or net loss in the condensed consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash deposits in multiple commercial banks and financial services companies. These financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. At March 31, 2025 and December 31, 2024, the Company had approximately $4.1 million and $3.0 million, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of the financial institutions with which it invests.

Accounts Receivable, net

The Company carries its accounts receivable at invoiced amounts. Upon the closing of the acquisitions in February 2024 when we acquired accounts receivable, the Company adopted ASC 326, Financial Instruments – Credit Losses, which the Company evaluates all credit losses as of the reporting date. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses based on a history of past write-offs and collections and current credit conditions. Accounts are written-off as uncollectible at the discretion of management. At March 31, 2025 and December 31, 2024, the Company considers accounts receivable to be fully collectible; accordingly, no allowance for credit losses has been established.

Inventories

Inventories, which consist of finished goods, are stated at the lower of cost or net realizable value, and are measured using the first-in, first-out method. Cost components include direct materials, as well as in-bound freight. At each balance sheet date, the Company evaluates the net realizable value of its inventory using various reference measures including current product selling prices, as well as evaluating for excess quantities and obsolescence.

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

Goodwill and Long-lived Assets

Goodwill represents the future economic benefit arising from other assets acquired in an acquisition that are not individually identified and separately recognized. The Company tests goodwill for impairment in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other, (“ASC 350”). Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. ASC 350 provides that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if an entity concludes otherwise, then it is required to perform an impairment test. The impairment test involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than book value, then an impairment loss is recognized in an amount equal to the amount that the book value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company recorded an impairment loss on goodwill of $10,073,326 in 2024 based on the Company’s estimated future net cash flows from the acquisitions.

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

The Company reviews long-lived assets, including tangible assets and other intangible assets with definitive lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets”. ASC 360 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. Amortizable intangible assets are assessed for impairment upon triggering events that indicate that the carrying value of an asset may not be recovered. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the intangible assets. No impairment charges were recorded by the Company as of March 31, 2025.

The Company has indefinite-lived trademark assets that are reviewed for impairment by first performing a qualitative analysis in accordance with ASC 350-30 to determine whether it is more likely than not that the fair value of the indefinite-lived asset is less than its carrying value. If based on this assessment, management determines that impairment is not more than likely, then no further quantitative testing is required. However, if performing a qualitative analysis determines that is more likely than not that the fair value is less than its carrying value, then a quantitative analysis is performed in accordance with ASC 350-30-35, which occurs annually in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. If a quantitative analysis is required, the Company utilizes the relief-from-royalty method, which is a form of the income approach and requires us to make significant estimates and assumptions including preparation of forecasted revenue, selection of a royalty rate and discount rate and estimate of the terminal year revenue growth rate. The Company did not record an impairment as of March 31, 2025, related to the indefinite-lived assets.

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

Disclosures for Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company's financial instruments mainly consist of cash and cash equivalents, receivables, current assets, accounts payable and accrued expenses. The carrying amounts of cash, receivables, current assets, accounts payable and accrued expenses approximates fair value due to the short-term nature of these instruments.

Accrued Warranty

Fat Shark products are warranted against defects in materials and workmanship for a period of two years from the date of shipment. If a defect arises during the warranty period, Fat Shark will either (i) repair the affected product at no charge using new parts or parts that are equivalent to new in performance and reliability; (ii) exchange the affected product with a functionally equivalent product; or (iii) refund the original purchase price for the affected product. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 24 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize the additional cost of sales may be required in future periods. Historically, the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying consolidated balance sheets and amounted to $19,430 and $28,944 as of March 31, 2025 and December 31, 2024, respectively.

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

Deferred Revenue

Deferred revenue relates to orders placed and payment received, but not yet fulfilled. All deferred revenue is expected to be recognized within one year. Deferred revenue related to orders placed, but not yet fulfilled totaled $117,171 and $197,117 as of March 31, 2025 and December 31, 2024, respectively.

Cost of Goods Sold

Cost of goods sold includes inventory costs, direct packaging costs and production related depreciation, if any.

Operations Expense

Operations expense relates to expenses incurred for fulfilling orders and warehouse related expenditures including our warehouse personnel, supplies, and shipping and handling costs.

Shipping and Handling Costs

Shipping and handling costs incurred for products shipped to customers are included in operations expenses and amounted to $70,161 and $23,475 for the three months ended March 31, 2025 and 2024, respectively. Shipping and handling costs charged to customers are included in sales.

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

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Unusual Machines, which sells drones and drone-related components, operates as a single reportable segment entity. Our chief operating decision maker, our Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Chief Executive Officer is regularly provided with consolidated revenue and expenses consistent with those presented in the consolidated statements of operations and assets and liabilities consistent with those presented in the consolidated balance sheets

Recent Accounting Pronouncements

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

The following represents the fair value allocation of Fat Shark and Rotor Riot Purchase Price:

Cash	$147,200
Accounts receivable (approximates contractual value)	6,798
Inventories (on hand and prepaid)	2,611,583
Other current assets	10,892
Right of use asset – operating	378,430
Other long-term assets	59,426
Goodwill	17,476,232
Intangible assets	2,297,007

Total assets	22,987,568

Accounts payable and accrued liabilities	287,544
Deferred revenue	114,441
Deferred tax liability	107,153
Operating lease liability – current and long-term	378,430
Total liabilities	887,568

Total purchase price	$22,100,000

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

	For the Year Ended		For the Year Ended
	December 31, 2024		December 31, 2023
	As Reported	Proforma (unaudited)	As Reported	Proforma (unaudited)
Revenue	$5,565	$6,060	$–	$4,682
Gross profit/(loss)	1,546	1,578	–	550
Loss from operations	(6,918)	(6,962)	(2,383)	(5,005)
Other (expense) and income taxes	(25,062)	(25,062)	–	(56)
Net loss	$(31,980)	$(32,024)	$(2,383)	$(5,061)
Net earnings per share:
Basic	$(3.84)	$(3.85)	$(0.72)	$(0.58)

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

Note 4 – Inventories

Inventories, consisting solely of finished goods, totaled $1,214,290 and $1,335,503 as of March 31, 2025 and December 31, 2024, respectively. In addition, the Company had prepaid deposits for inventory totaling $835,279 and $904,728 as of March 31, 2025 and December 31, 2024, respectively.

Note 5 – Other Assets

Other current assets included as of:

	March 31, 2025	December 31, 2024
Prepaid insurance	$205,147	$31,500
Total other current assets	$205,147	$31,500

Non-current other assets include a rent deposit of $59,426 related to the operating lease for the Orlando, FL facility as of March 31, 2025 and December 31, 2024.

Note 6 – Property and Equipment, net

Property and equipment consist of assets with an estimated useful life greater than one year. Property and equipment are reported net of accumulated depreciation, and the reported values are periodically assessed for impairment. Property and equipment as of:

	March 31, 2025	December 31, 2024
Computer equipment	$7,738	$7,738
Accumulated depreciation	(7,339)	(7,168)
Total property and equipment, net	$399	$570

Depreciation expense totaled $171 and $171 for the three months ended March 31, 2025 and 2024, respectively.

Note 7 – Operating Leases

The Company has assumed in the business combination a five-year operating lease for approximately 6,900 square feet of warehouse and office space in Orlando, Florida. The lease commenced in November 2023 and expires in October 2028. The Company has valued the ROUA and the associated liability, as of February 16, 2024, at $378,430. The Company has no finance leases. Operating lease expense totaled $26,286 and $13,143, respectively for the three months ended March 31, 2025 and 2024.

The following is a summary of the operating lease right-of-use asset and liability:

Orlando, FL Operating Lease
Operating lease right-of-use assets	$378,430
Less: accumulated amortization	(72,180)
Operating lease right-of-use assets, as of March 31, 2025	$306,250

Operating lease liability	$378,430
Less: accumulated reduction	(64,534)
Operating lease liability, as of March 31, 2025	$313,896

Current operating lease liability	$70,654
Non-current operating lease liability	243,242
Total operating lease liability	$313,896

The following is a summary of future lease payments required under the five-year lease agreement:

Year	Future Lease Payments	Operating Lease Discount	Operating Lease Liability
2025	$76,017	$(24,292)	$51,725
2026	105,178	(25,468)	79,710
2027	109,037	(15,985)	93,052
2028	94,185	(4,776)	89,409
Total	$384,417	$(70,521)	$313,896

Supplemental Information
Weighted average remaining lease term (in years)	3.58
Weighted average discount rate	11.49%

Note 8 – Goodwill and Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2025. The carrying value of goodwill was $7,402,906 as of March 31, 2025.

Intangible Assets

As of March 31, 2025, the balances of intangible assets were as follows:

	Type	Gross Value	Accumulated Amortization	Net Value
Patents/IP	Finite-lived	$816,877	$(91,899)	$724,978

Trademark	Indefinite-lived	1,480,130	–	1,480,130

Total intangible assets, net		$2,297,007	$(91,899)	$2,205,108

Patents and intellectual property relate to the patents and technology know-how from the acquisition of Fat Shark in February 2024. Patents are amortized over 10 years. Trademarks relate to the brand name and recognition of Rotor Riot from the acquisition in February 2024. Amortization was $20,422 for the three months ended March 31, 2025 related to the Patents.

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

During the third quarter 2024, the Company recognized a loss on debt extinguishment of $685,151 related to the exchange agreement discussed above. The loss on extinguishment related to the August Notes included $315,303 fair value related to the warrant liability issued, $347,947 fair value related to the optional conversion feature derivative liability of the remaining principal balance, and $21,901 cash fees paid for legal costs related to the August Notes. The Company used the binomial option pricing method for calculating the derivative fair value related to the warrants and optional conversion feature.

In December 2024, the Investors exercised their conversion option to convert the remaining $3,000,000 in August Notes to Common Stock at a fixed $1.99 conversion price. As a result, the Company issued 1,507,538 shares of common stock, cancelled the $3,000,000 in August Notes, and recorded $17,864,325 to common stock and additional paid in capital related to the conversion of the August Notes to Common Stock. This value is based on the closing price of the Company’s common stock on December 3, 2024 of $11.85 per share. This resulted in a loss on debt extinguishment of $14,864,325. The settlement of the related conversion option derivative resulted in a gain on extinguishment of $16,503,923. The net gain was $1,639,598.

Total interest expense for the three months ended March 31, 2025 and 2024 was $0 and $19,649, respectively.

Note 10 – Earnings Per Share and Stockholders’ Equity

Earnings per Share

Outstanding securities not included in the computation of diluted net loss per share because their effect would have been anti-dilutive include 330,000 of stock options issued to employees as of March 31, 2025, 200,000 unvested restricted stock units, 8,500 of common stock representative warrants issued to the underwriter associated with the February 2024 IPO, and 164,473 warrants issued related to the October 2024 private placement.

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

2024 Preferred Stock Transactions

During the three months ended March 31, 2024, shareholders converted 120 shares of Series B into 600,000 shares of common stock. The Company cancelled the 120 shares of Series B upon the conversion.

Common Stock

2025 Transactions

On January 14, 2025, the Company issued 3,546 immediately vested restricted shares of common stock to non-employee directors of the Company. The shares of restricted stock were granted under the 2022 Equity Incentive Plan. The shares were valued at $11.99 per share, which was the value the Company’s common stock on the date of grant, respectively for a total of $42,517 to be recognized as stock compensation expense during the three months ended March 31, 2025.

On February 3, 2025, the Company issued 480,000 restricted shares of common stock to executive officers and certain employees of the Company. The shares of restricted stock were granted under the Company’s 2022 Equity Incentive Plan. The restricted shares issued to executive officers are subject to pro rata forfeiture through December 31, 2025. The restricted shares issued to certain employees are subject to pro-rata forfeiture over a four-year period. The shares were valued at $12.00 per share, which was the value of the Company’s common stock on the date of grant, respectively for a total of $5,760,000 to be recognized as stock compensation expense pro-rata over the vesting period. Stock compensation expense of $1,325,112 was recognized during the three months ended March 31, 2025.

In February 2025, the Company issued 1,224,606 shares of common stock related to warrant holders exercising their warrants. The Company received gross proceeds of $2,436,966 related to the warrant exercises. The Company cancelled the 1,224,606 warrants upon issuance of the common shares.

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

During the three months ended March 31, 2024, the Company issued 600,000 shares of common stock related to certain shareholders converting 120 Series B shares into common stock.

Note 11 – Share Based Awards

Stock Options

The 2022 Equity Incentive Plan (the “Plan”) allows the Company to incentivize key employees and directors with long term compensation awards such as stock options, restricted stock, and other similar types of awards. The Plan is authorized to issue up to 15% of the outstanding shares on a fully diluted basis giving effect to the exercise and conversion of all outstanding common stock equivalents issued outside of the Plan. In addition, the Plan has an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2025 and ending in 2032 equal to the lesser of (a) five percent (5%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our board of directors. As of March 31, 2025, the Plan is authorized to issue up to 3,037,728 of awards after the 5% increase on January 1, 2025.

The following table presents the activity for stock options outstanding as of March 31, 2025:

	Non-Qualified Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2024	330,000	$1.24	9.34	$5,142,800
Granted	–	–
Forfeited/canceled	–	–
Exercised	–	–
Outstanding – March 31, 2025	330,000	$1.24	9.09	$1,704,200
Exercisable – March 31, 2025	–	1.24	9.09	–

The Company recognized $22,940 in stock-based compensation expense related to stock options during the three months ended March 31, 2025. As of March 31, 2025, there was $289,296 of unrecognized stock-based compensation expense related to unvested stock options to be recognized over the remaining vesting term through 2028.

Restricted Stock

The following table presents the activity for restricted stock outstanding:

	Restricted Stock Awards	Restricted Stock Units
Unvested - December 31, 2024	227,723	150,000
Granted	483,546	50,000
Forfeited/canceled	–	–
Vested	(231,269)	–
Unvested – March 31, 2025	480,000	200,000

Restricted stock awards are equity grants to officers, directors and employees of the Company in which restricted common stock is issued on the grant date subject to vesting and claw-back provisions. Restricted stock units are equity grants to employees and advisors of the Company in which common stock is issued upon meeting certain vesting requirements.

The total value of restricted stock and restricted stock units granted during the three months ended March 31, 2025 is $6,402,517. The Company recognized $1,883,432 in stock-based compensation expense related to restricted stock during the three months ended March 31, 2025. As of March 31, 2025, there was $5,199,510 of unrecognized stock-based compensation expense related to unvested restricted stock to be recognized over the remaining vesting term through March 2029.

Warrants

The following table presents the activity for warrants outstanding as of March 31, 2025:

		Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding - December 31, 2024	1,397,579	$2.01

Granted	–	–
Forfeited/cancelled/restored	–	–
Exercised	(1,224,606)	1.99
Outstanding – March 31, 2025	172,973	$2.14

As Discussed in Note 10, “Earnings Per Share and Stockholders’ Equity”, in connection with the Private Placement, the Company issued 1,286,184 warrants and an additional 102,895 warrants to the underwriter related to the Private Placement for a total of 1,389,079 warrants. The warrants have an exercise price of $1.99. The warrant holders exercised 1,224,606 warrants during the three months ended March 31, 2025.

All warrants outstanding have a weighted average remaining contractual life of approximately 5.08 years as of March 31, 2025. The aggregate intrinsic value of the warrants at March 31, 2025 is $737,226.

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

In October 2024, in relation to the Private Placement as described in more detail in Note 10, “Earnings Per Share and Stockholders’ Equity”, the Company’s CEO and two directors (combined “Insiders”) invested $250,000 in the Private Placement on identical terms to the other Investors. In addition, the Insiders were required to pay an additional $92,105 to the Company related to the greater of book or market value for the warrants.

Note 13 – Commitments and Contingencies

Orlando Lease

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

Under the terms of the Agreement and subject to customary closing conditions and a working capital adjustment, on the closing date of the Agreement Aloft will merge into Merger Sub, and Merger Sub will continue as a wholly owned subsidiary of the Company. In addition, each issued and outstanding share of Aloft capital stock that is not a dissenting share will be cancelled and each Aloft Stockholder (as defined in the Agreement) will receive their pro rata share of the merger consideration payable by the Company as provided for in the Agreement. The merger consideration of $14.5 million consists of 1,204,319 shares of common stock of the Company and expected not to exceed $100,000 in cash payable to unaccredited investors.

Customary closing conditions by the parties including Aloft shareholder approval must be met before being able to close the merger.

On May 6, 2025, the Company and Aloft executed an Amendment and Waiver to the Merger Agreement (the “Aloft Amendment”) which (i) waives the exclusivity provision in the Agreement, (ii) extends the end date in the Agreement from April 30, 2025 to August 31, 2025, (iii) adds a $100,000 breakup fee in the event Aloft consummates an alternative transaction while the Agreement remains in effect, and (iv) permits the Company to terminate the Agreement at any time upon written notice, however, the Company will forfeit the breakup fee.

Note 14 – Subsequent Events

Confidentially Marketed Public Offering

On May 6, 2025, in a confidentially marketed public offering the Company sold 8,000,000 shares of common stock at $5.00 per share resulting in gross proceeds of $40,000,000, prior to payment of placement agent fees of $3,200,000 and other offering expenses. Dominari Securities, LLC acted as the sole placement agent and also received a warrant to purchase 640,000 shares of the Company’s common stock at $5.00 per share over a two-year period expiring on May 6, 2027.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 27, 2025. The following discussion contains forward-looking statements that are subject to risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report and of our Annual Report on Form 10-K for the year ended December 31, 2024, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Unusual Machines, Inc. and its subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

Company Overview

We are a Nevada corporation with our principal place of business in Orlando, Florida. We sell and manufacture drones and drone components across a diversified brand portfolio, which includes Fat Shark, the leader in FPV (first-person view) ultra-low latency video goggles for drone pilots. We also retail small, acrobatic FPV drones and equipment directly to consumers through the curated Rotor Riot e-commerce store. Beginning in the second half of 2024, we launched our business-to-business channel selling drone parts to commercial customers. With a changing regulatory environment, we seek to be a dominant Tier-1 parts supplier to the fast-growing multi-billion-dollar U.S. drone industry.

Recent Developments, Challenges and Uncertainties

With the funds received from our recent public offering, we are focusing on growing both our retail and enterprise revenue channels and investing in drone component manufacturing in the United States. During the first quarter of 2025, we added both the Rotor Riot Brave 55A ESC (electronic speed controller), and the Fat Shark Aura FPV (first-person view) Camera to the U.S. Department of Defense Innovation Units Blue UAS Framework. While we continued to see top line revenue growth during the first quarter of 2025, our continued future plans for retail revenue growth and margins are subject to uncertainties outside of our control, including changes to trade policy with respect to tariffs and other impacts to our global supply chain cost structure. We are continually evaluating the tariff landscape and working to find reliable and high quality suppliers in multiple countries including the United States and Taiwan that we anticipate will have the least amount of impact to our retail costs and overall margin.

On February 1, 2025, we entered into a Merger Agreement to acquire drone software company, Aloft. We believe that Aloft is a leader in the drone fleet and airspace management sector, powering more than 70% of all FAA-approved Low Altitude Authorization and Notification Capability airspace authorizations in the United States. Aloft has provided more than 1.6 million authorizations in total with 400,000 authorizations provided in 2024. The acquisition is for $14.5 million, almost entirely in the Company’s Common Stock. Customary closing conditions by the parties including Aloft shareholder approval must be met before closing the merger. On May 6, 2025, the Company and Aloft executed an Amendment and Waiver to the Merger Agreement (the “Aloft Amendment”) which (i) waives the exclusivity provision in the Agreement, (ii) extends the end date in the Agreement from April 30, 2025 to August 31, 2025, (iii) adds a $100,000 breakup fee in the event Aloft consummates an alternative transaction while the Agreement remains in effect, and (iv) permits the Company to terminate the Agreement at any time upon written notice, however, the Company will forfeit the breakup fee. A copy of the Aloft Amendment is furnished as Exhibit 10.9 and is incorporated herein by reference. The foregoing description of the terms of the Aloft Amendment does not purport to be complete and is subject to, and qualified in its entirety by reference, to the Aloft Amendment.

Results of operations

Three Months Ended March 31, 2025 and 2024

Revenue

During the three months ended March 31, 2025 we generated revenues totaling $2,042,300 compared to $618,915 during the three months ended March 31, 2024, representing an increase of $1,423,385 or 230%. We did not have any revenue prior to the completion of the acquisitions of Fat Shark and Rotor Riot (the “Acquisitions”) in February 2024. Pro forma revenues if the Acquisitions were completed for the full quarter for the three months ended March 31, 2024, were approximately $1.1 million. The growth in revenue is driven both in our existing retail channel and our expanding enterprise channel as we are manufacturing additional Blue UAS products.

Cost of Goods Sold

During the three months ended March 31, 2025, our gross profit was $496,807 compared to $204,167 during the three months ended March 31, 2024, resulting in an increase of $292,640 or 143%. Pro forma gross margin as if the Acquisitions were completed for the full quarter for the three months ended March 31, 2024 were approximately $0.3 million. Our gross margin, as a percentage of sales, totaled 24.3% during the three months ended March 31, 2025, compared to pro forma gross margin of approximately 21% during the three months ended March 31, 2024. We try and maintain margins in the 20% - 30% range on majority of our products and anticipate our gross profit to fluctuate period to period depending on certain promotions and products that are sold during the period. Our gross margin is also subject to additional fluctuations based on the increased tariffs being imposed on certain products. We have started passing these additional costs to customers, however, this would have an impact on our overall gross profit percentage. We expect that in the three months ended June 30, 2025, our cost of goods sold will experience an increase from the tariffs and increase in inventory costs as we source inventory from countries outside of China including the United States and Taiwan.

Gross Profit

During the three months ended March 31, 2025, our gross profit was $496,807 compared to $204,167 during the three months ended March 31, 2024, resulting in an increase of $292,640 or 143%. Pro forma gross margin as if the Acquisitions were completed for the full quarter for the three months ended March 31, 2024 were approximately $0.3 million. Our gross margin, as a percentage of sales, totaled 24.3% during the three months ended March 31, 2025, compared to pro forma gross margin of approximately 25% during the three months ended March 31, 2024. We try and maintain margins in the 20% - 30% range on majority of our products and anticipate our gross profit to fluctuate period to period depending on certain promotions and products that are sold during the period. Our gross margin is also subject to additional fluctuations based on the increased tariffs being imposed on certain products. We have started passing these additional costs to customers, however, this would have an impact on our overall gross profit percentage.

Operating Expenses

During the three months ended March 31, 2025, operations expenses totaled $302,602 compared to $112,322 during the three months ended March 31, 2024, resulting in an increase of $190,280 or 169%. Operations expense relate to expenses incurred for fulfilling orders and warehouse related expenditures including our warehouse personnel, supplies, and shipping expenses. Pro forma operations expense as if the Acquisitions were completed for the full quarter for the three months ended March 31, 2024 were approximately $245,000 which is approximately a 23% increase. This increase is primarily related to increase in shipping expenses included in operating expenses from product sales.

During the three months ended March 31, 2025, research and development expenses totaled $7,903 compared to $16,796 for the three months ended March 31, 2024, resulting in a decrease of $8,893 or 53%. Research and development expense primarily relates to new product development and is subject to fluctuations based on specific research and development projects ongoing during the period.

During the three months ended March 31, 2025, selling and marketing expenses totaled $207,616 compared to $157,058 for the three months ended March 31, 2024, resulting in an increase of $50,558 or 32%. Pro forma selling and marketing expense as if the Acquisitions were completed for the full quarter for the three months ended March 31, 2024 were approximately $435,000 which is approximately a 53% decrease. We continue to work to optimize our selling and marketing and in particular our advertising spend. We expect to continue to see significant selling and marketing expenses, especially for ad spend as it relates to retail sales.

During the three months ended March 31, 2025, general and administrative expenses totaling $3,225,904 compared to $1,004,173 for the three months ended March 31, 2024, resulting in an increase of $2,221,731 or 221%. The increase primarily relates to the increase in non-cash stock compensation expense of approximately $1.8 million and increase in professional fees and operating as a public company.

Net Loss

Our net loss for the three months ended March 31, 2025, totaled $3,266,279 compared to $1,106,001 for the three months ended March 31, 2024, resulting in an increase in net loss of $2,160,278 or 195%. This increase in net loss relates to the increase in general and administrative expenses which was primarily driven by the increase in non-cash stock compensation expense. We also saw additional increases in operations expense and selling and marketing as we had a full quarter of operations since we didn’t complete the Acquisitions in 2024 until mid-way through the first quarter of 2024. This was partially offset by generating higher gross profit related to the increase in revenue and cost of goods sold.

Cash Flow Analysis

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

Operating Activities

Net cash used in operating activities was $1,193,628 during the three months ended March 31, 2025, compared to net cash used in operating activities of $1,195,604 during the three months ended March 31, 2024, representing a decrease of $1,976 or 0.2%. This decrease in net cash used primarily resulted from our increase in net loss of $2,160,278, changes in inventory of $27,552, other assets of $114,816, and other liabilities of $153,282. These were offset by changes in non-cash expenses of $1,862,451, changes in prepaid expenses of $446,593, accounts payable and accrued expenses of $138,100 and accounts receivable of $10,760.

Investing Activities

Net cash used in investing activities was $0 during the three months ended March 31, 2025 compared to net cash used in operating activities of $852,876 during the three months ended March 31, 2024, representing a decrease of $852,876 or 100%. This decrease in net cash used related to the $1,000,000 of cash paid pursuant to the Purchase Agreement related to Fat Shark and Rotor Riot, offset by $147,124 in cash acquired that was completed in the first quarter of 2024.

Financing Activities

Net cash provided by financing activities totaled $2,436,966 during the three months ended March 31, 2025, compared to $4,362,313 during the three months ended March 31, 2024, resulting in a decrease in net cash provided by financing activities of $1,925,347 or 44.1%. Our first quarter 2025 proceeds are from cash warrant exercises from certain investors exercising their warrants that we issued in our October 2024 private placement. Our first quarter 2024 proceeds were from our IPO of $5,000,000, offset by deferred offering costs and other IPO related expenses of $637,687.

Liquidity and capital resources

As of March 31, 2025, we had current assets totaling $7,306,327 primarily consisting of cash balances of $5,000,661, inventory of $1,214,290 and other assets and deposits for inventory of $1,040,426. Our current liabilities as of March 31, 2025 totaled $1,048,379, primarily consisting of accounts payable and accrued expenses of $860,554 and deferred revenue and current operating lease liability of $187,825. Our net working capital as of March 31, 2025 was $6,257,948.

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

As of May 7, 2025, we have approximately $40.1 million in cash. We believe that the net proceeds from our financings, warrant exercises, revenues, and existing cash balances will be sufficient to fund our current operating plans through more than the next 12 months. With the approximately $36.6 million of net proceeds we received on May 7, 2025, we have substantial liquidity to support our business.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2025, were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls, segregation of duties, and procedures to support the identification of, accounting for, and the evaluation and disclosure of certain transactions, as limited individuals, either the Principal Executive Officer or Principal Financial Officer, initiates all transactions and they also review, evaluate, and approve these same transactions.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2025, we have continued to strengthen our internal controls including the implementation of NetSuite financials for our financial and transaction reporting. This includes certain segregation of duties including the creation of purchase orders by our purchasing team that is approved in accordance with our authorization matrix, the receipt of inventory in NetSuite by our operations team in Orlando, FL, and dual approvals of all outgoing cash payments. As the implementation of NetSuite occurred, we experienced changes to our processes and procedures which in turn, resulted in changes to our internal control over financial reporting. We expect NetSuite to strengthen our internal financial controls. Management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve and plan to document our internal control framework and related activities.

Other than as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In addition, we have an ongoing search for a controller to support our finance and accounting team.

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

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and the following additional Risk Factors.

Rising threats of international tariffs, including tariffs applied to goods between the United States and China, may materially and adversely affect our business.

Our B2C business has historically been dependent on Chinese imports for our products and operations. For example, a majority of our products were manufactured, directly and indirectly, using Chinese vendors. In contrast, our B2B business we instituted in the second half of 2024 employs a made in the United States model. Recently, the current administration has imposed steep and additional tariffs on the importation from China and other countries (paused for 90 days) of goods including the drone components we use in our B2C business. As a result, we have begun sourcing components from other countries including the United States and Taiwan. This creates several issues including increased costs and potential inventory shipment delays. This increase in tariffs imposed could materially and adversely affect our business and results of operations. These tariffs apply to the vast majority of our consumer inventory for our B2C segment, and except for our Unusual Machines branded products we have increased prices and may in the future be forced to implement additional price increases to adjust to the higher costs of inventory. This in turn imposes the risk of reduced demand for such products and lower sales and resulting revenue. While to date, we appear to have not seen resistance based on increases in sales, that may not continue and future increases which we attempt to pass on to our customers may not work. Future inventory increases may require us to increase the prices of our branded products, which may result in decreased sales, particularly since we rely on consumer spending and our B2C products are typically considered non-essential, and purchases are therefore highly price sensitive.

Changes in the state of China-United States relations, including any tensions relating to potential military conflict between China and Taiwan, are difficult to predict and could adversely affect the operations or financial condition of the Company given that we are shifting inventory for our B2C business to Taiwan. In addition to Chinese tariffs, one of our first B2B customers was a European company. After the 90-day United States tariff pause, if the European Union and other European countries react to the United States tariffs by imposing tariffs on United States made product including our drones, the trade war may make our B2B drone parts too expensive.

If the tariffs or other factors result in increased inflation and a recession, our business may be materially harmed.

A direct impact from rising tariffs on our business has been increases in the prices of inventory we acquire and an increase in our selling prices (with one exception described in the prior Risk Factor). Further, due to the tariffs and possibly large cuts in the size of the government, there may be increased unemployment and other economic factors which result in recession. According to a Wall Street Journal article published on April 24, 2025, in March of 2025, the rate of sales of existing homes in the United States fell 5.9% from the prior month and is another indicator of a potential recession. In such event, our B2C business may be materially and adversely affected. Further, our B2B business including our proposed manufacturing of drones in the United States may also be adversely affected by a recessionary economy and inflation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 26, 2025, the Company issued 1,224,606 shares of the Company’s Common Stock in connection with the exercise of 1,224,606 warrants by various shareholders. The issuance was exempt from registration under Section 3(a)(9) of the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2025.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date
1.1	Form of Underwriting Agreement, dated February 14, 2024, by and between Unusual Machines, Inc. and Dominari Securities, LLC +		8-K	1.1	2/16/24
2.1	Agreement and Plan of Merger by and between Unusual machines, Inc., a Puerto Rico corporation and Unusual machines, Inc., a Nevada corporation		8-K	2.1	4/23/24
3.1	Articles of Incorporation		8-K	3.1	4/23/24
3.2	Amended and Restated Bylaws		8-K	3.1	10/8/24
3.2(a)	Amendment No. to Amended and Restated Bylaws		8-K	3.1	2/5/25
3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock		8-K	3.1	7/22/24
3.4	Certificate of Designation of Series B Convertible Preferred Stock		8-K	3.3	4/23/24
3.5	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock		8-K	3.1	8/22/24
4.1	Revised Form of Representatives Warrant		S-1/A	10.7	2/1/24
4.2	Form of Representatives Warrant		8-K	4.1	2/16/24
4.3	Placement Agent Warrant, issued to Dominari Securities LLC		8-K	4.1	5/7/25

10.1	Form of Lock-up Agreement		S-1/A	10.14	2/1/24
10.2	Form of Lock-up Agreement – Jeffrey Thompson		S-1/A	10.15	2/1/24
10.3	Allan Evans Non-Compete Agreement		8-K	10.9	2/22/24
10.4	Management Services Agreement #		8-K	10.1	5/6/24
10.5	Form of Restricted Stock Agreement		8-K	10.2	5/6/24
10.6	Form of Restricted Stock Agreement		8-K	10.1	1/16/25
10.7	Agreement and Plan of Merger and Reorganization dated February 1, 2025		8-K	10.1	2/4/25
10.8	Placement Agency Agreement, dated as of May 5, 2025, by and between Unusual Machines, Inc. and Dominari Securities, LLC		8-K	10.1	5/7/25
10.9	Amendment and Waiver to Merger Agreement, dated as of May 6, 2025, by and between Unusual Machines, Inc., Aloft Technologies, Inc., UMAC Merger Sub, Inc., Jon Hegranes and Josh Ziering	(1)
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)
101.INS	Inline XBRL Instance Document	(1)
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	(1)

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

Date: May 8, 2025

