Form 10-Q
period 2025-06-30
Unusual Machines, Inc.
filed 2025-08-14
CIK 1956955

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, 30,437,786 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include the factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Other Information, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Unusual Machines, Inc.

Consolidated Condensed Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,933,059	$3,757,323
Accounts receivable	173,388	66,575
Inventories	1,609,117	1,335,503
Prepaid inventory	1,314,592	904,728
Other current assets	192,778	31,500
Total current assets	42,222,934	6,095,629

Non-current assets:
Property and equipment, net	262,979	570
Operating lease right-of-use asset, net	288,516	323,514
Other assets	84,693	59,426
Goodwill	7,402,906	7,402,906
Intangible assets, net	2,184,686	2,225,530
Total non-current assets	10,223,780	10,011,946

Total assets	$52,446,714	$16,107,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$608,694	$668,732
Operating lease liability	73,569	67,820
Deferred revenue	139,435	197,117
Total current liabilities	821,698	933,669

Non-current liabilities
Deferred tax liability	93,793	93,793
Operating lease liability – non-current	223,762	262,171
Total non-current liabilities	317,555	355,964

Total liabilities	1,139,253	1,289,633

Commitments and contingencies (See note 13)

Stockholders’ equity:
Preferred stock - $0.01 par value, 10,000,000 authorized
Series A preferred stock - $0.01 par value, 4,250 designated and 0 and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	–	–
Series B preferred stock - $0.01 par value, 1,000 designated and 0 and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	–	–
Series C preferred stock - $0.01 par value, 3,000 designated and 0 and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	–	–
Common stock - $0.01 par value, 500,000,000 authorized and 25,287,786 and 15,122,018 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	252,877	151,221
Additional paid in capital	97,199,116	50,580,235
Accumulated deficit	(46,144,532)	(35,913,514)
Total stockholders’ equity	51,307,461	14,817,942

Total liabilities and stockholders’ equity	$52,446,714	$16,107,575

See accompanying unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statement of Operations

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenues	$2,123,970	$1,411,124	$4,166,270	$2,030,039

Cost of goods sold	1,329,291	1,022,684	2,874,784	1,437,432

Gross Margin	794,679	388,440	1,291,486	592,607

Operating Expenses
Operations	404,277	213,772	706,879	326,094
Research and development	62,731	10,282	70,633	27,078
Sales and marketing	302,358	386,332	509,975	543,390
General and administrative	7,195,193	1,349,587	10,421,097	2,353,761
Depreciation and amortization	20,593	171	41,186	342
Total operating expenses	7,985,152	1,960,144	11,749,770	3,250,664

Loss from operations	(7,190,473)	(1,571,704)	(10,458,284)	(2,658,057)

Other income and (expense)
Interest income	225,734	–	227,266	–
Interest expense	–	(40,534)	–	(60,183)
Other income and (expense)	225,734	(40,534)	227,266	(60,183)

Net loss	$(6,964,739)	$(1,612,238)	$(10,231,018)	$(2,718,240)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.32)	$(0.16)	$(0.54)	$(0.34)

Weighted average common shares outstanding
Basic and diluted	21,771,954	10,040,741	18,853,428	8,053,299

See accompanying unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

Three and Six Months Ended June 30, 2024

	Series B, Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2023	190	$2	3,217,255	$32,173	$5,315,790	$(3,933,046)	$1,414,919

Issuance of common shares as settlement	–	–	16,086	161	64,183	–	64,344
Issuance of common shares, initial public offering, net of offering costs	–	–	1,250,000	12,500	3,837,055	–	3,849,555
Issuance of common shares, business combination	–	–	4,250,000	42,500	16,957,500	–	17,000,000
Conversion of preferred shares	(120)	(1)	600,000	6,000	(5,999)	–	–
Net loss	–	–	–	–	–	(1,106,002)	(1,106,002)

Balance, March 31, 2024	70	$1	9,333,341	$93,334	$26,168,529	$(5,039,048)	$21,222,816

Conversion of preferred shares	(20)	–	100,000	1,000	(1,000)	–	–
Issuance of common shares, equity incentive plan	–	–	977,899	9,779	(9,779)	–	–
Stock compensation expense - vested stock	–	–	–	–	346,854	–	346,854
Stock option compensation expense	–	–	–	–	14,389	–	14,389
Net loss	–	–	–	–	–	(1,612,238)	(1,612,238)

Balance, June 30, 2024	50	$1	10,411,240	$104,113	$26,518,993	$(6,651,286)	$19,971,821

See accompanying unaudited notes to the consolidated condensed financial statements.

Three and Six Months Ended June 30, 2025

	Series A, Preferred Stock		Series B, Preferred Stock		Series C, Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2024	–	$–	–	$–	–	$–	15,122,018	$151,221	$50,580,235	$(35,913,514)	$14,817,942

Issuance of restricted common stock, equity incentive plan	–	–	–	–	–	–	483,546	4,835	(4,835)	–	–
Issuance of common stock for exercise of warrants	–	–	–	–	–	–	1,224,606	12,246	2,424,720	–	2,436,966
Stock compensation expense - vested stock	–	–	–	–	–	–	–	–	1,883,433	–	1,883,433
Stock option compensation expense	–	–	–	–	–	–	–	–	22,940	–	22,940
Net loss	–	–	–	–	–	–	–	–	–	(3,266,279)	(3,266,279)

Balance, March 31, 2025	–	$–	–	$–	–	$–	16,830,170	$168,302	$54,906,493	$(39,179,793)	$15,895,002

	Series A, Preferred Stock		Series B, Preferred Stock		Series C, Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity
Issuance of common shares, Management/Board of Directors	–	–	–	–	–	–	208,336	2,082	(2,082)	–	–
Issuance of common shares, Option exercises	–	–	–	–	–	–	94,650	947	366,923	–	367,870
Issuance of common shares, consulting services	–	–	–	–	–	–	4,630	46	(46)	–	–
Issuance of common shares, advisory board	–	–	–	–	–	–	150,000	1,500	(1,500)	–	–
Issuance of common shares, public offering	–	–	–	–	–	–	8,000,000	80,000	36,416,000	–	36,496,000
Stock option compensation expense	–	–	–	–	–	–	–	–	576,831	–	576,831
Stock option compensation expense – vested stock	–	–	–	–	–	–	–	–	4,936,497	–	4,936,497
Net loss	–	–	–	–	–	–	–	–	–	(6,964,739)	(6,964,739)
Balance, June 30, 2025	–	$–	–	$–	–	$–	25,287,786	$252,877	$97,199,116	$(46,144,532)	$51,307,461

See accompanying unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statement of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(10,231,018)	$(2,718,240)
Depreciation and amortization	41,186	342
Stock compensation expense as settlement	–	64,344
Stock compensation expense	7,419,701	361,243
Bad debt	12,146	–
Change in assets:
Accounts receivable	(118,959)	6,798
Inventory	(273,614)	152,566
Prepaid inventory	(409,864)	(253,424)
Other assets	(151,547)	(129,089)
Change in liabilities:
Accounts payable and accrued expenses	(60,038)	384,556
Operating lease liabilities	(32,660)	(18,615)
Customer deposits and other current liabilities	(57,682)	(32,321)
Net cash used in operating activities	(3,862,349)	(2,181,840)

Cash flows from investing activities
Cash portion of consideration paid for acquisition of businesses, net of cash received	–	(852,801)
Purchase of property & equipment	(262,751)	–
Net cash used in investing activities	(262,751)	(852,801)

Cash flows from financing activities:
Proceeds from issuance of common shares, IPO	–	5,000,000
Proceeds from issuance of common shares, public offering	40,000,000	–
Proceeds from option exercises	367,870	–
Proceeds from issuance of common shares, warrant exercises	2,436,966	–
Common share issuance offering costs	(3,504,000)	(637,687)
Net cash provided by financing activities	39,300,836	4,362,313

Net increase in cash	35,175,736	1,327,672

Cash, beginning of period	3,757,323	894,773

Cash, end of period	$38,933,059	$2,222,445

Supplemental disclosures of cash flow information:
Non-cash consideration paid for assets acquired and liabilities assumed	$–	$19,000,000
Deferred acquisition costs	$–	$100,000
Deferred offering costs recorded as reduction of proceeds	$–	$512,758

See accompanying unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

June 30, 2025

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

Reclassification

In the condensed consolidated financial statements, the Company has reclassified $5,470 for the six months ended June 30, 2024 from depreciation and amortization to general and administrative expense to conform to the current period presentation. This reclassification did not affect previously reported total operating expenses, loss before income taxes, or net loss in the condensed consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash deposits in multiple commercial banks and financial services companies. These financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. At June 30, 2025 and December 31, 2024, the Company had approximately $38.5 million and $3.0 million, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of the financial institutions with which it invests.

Accounts Receivable, net

The Company carries its accounts receivable at invoiced amounts. Upon the closing of the acquisitions in February 2024 when we acquired accounts receivable, the Company adopted ASC 326, Financial Instruments – Credit Losses, which the Company evaluates all credit losses as of the reporting date. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses based on a history of past write-offs and collections and current credit conditions. Accounts are written-off as uncollectible at the discretion of management. At June 30, 2025 and December 31, 2024, the Company considers accounts receivable to be fully collectible; accordingly, no allowance for credit losses has been established.

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

Property and equipment, net

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets of three years. As we expand into the Orlando production facility, our current plan is to set the capitalization threshold at $10,000.

Leases

The Company applies Accounting Standards Codification (ASC) 842, “Leases” which requires the recognition of assets and liabilities associated with lease agreements. The Company recognized a lease liability obligation and a right-of-use asset for the facilities leased in Orlando, FL.

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

The Company reviews long-lived assets, including tangible assets and other intangible assets with definitive lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets”. ASC 360 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. Amortizable intangible assets are assessed for impairment upon triggering events that indicate that the carrying value of an asset may not be recovered. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the intangible assets. No impairment charges were recorded by the Company as of June 30, 2025.

The Company has indefinite-lived trademark assets that are reviewed for impairment by first performing a qualitative analysis in accordance with ASC 350-30 to determine whether it is more likely than not that the fair value of the indefinite-lived asset is less than its carrying value. If based on this assessment, management determines that impairment is not more than likely, then no further quantitative testing is required. However, if performing a qualitative analysis determines that is more likely than not that the fair value is less than its carrying value, then a quantitative analysis is performed in accordance with ASC 350-30-35, which occurs annually in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. If a quantitative analysis is required, the Company utilizes the relief-from-royalty method, which is a form of the income approach and requires us to make significant estimates and assumptions including preparation of forecasted revenue, selection of a royalty rate and discount rate and estimate of the terminal year revenue growth rate. The Company did not record an impairment as of June 30, 2025, related to the indefinite-lived assets.

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

Disclosures for Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company's financial instruments mainly consist of cash, receivables, other current assets, accounts payable, and accrued expenses. The carrying amounts of cash, receivables, other current assets, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these instruments.

Accrued Warranty

Fat Shark products are warranted against defects in materials and workmanship for a period of two years from the date of shipment. If a defect arises during the warranty period, Fat Shark will either (i) repair the affected product at no charge using new parts or parts that are equivalent to new in performance and reliability; (ii) exchange the affected product with a functionally equivalent product; or (iii) refund the original purchase price for the affected product. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 24 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize the additional cost of sales may be required in future periods. Historically, the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying consolidated balance sheets and amounted to $17,789 and $28,944 as of June 30, 2025 and December 31, 2024, respectively.

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

Deferred Revenue

Deferred revenue relates to orders placed and payment received, but not yet fulfilled. All deferred revenue is expected to be recognized within one year. Deferred revenue related to orders placed, but not yet fulfilled totaled $139,435 and $197,117 as of June 30, 2025 and December 31, 2024, respectively.

Cost of Goods Sold

Cost of goods sold includes inventory costs, direct packaging costs and production related depreciation, if any.

Shipping and Handling Costs

Shipping and handling costs incurred for products shipped to customers are included in operations expenses and amounted to $147,572 and $74,634 for the six months ended June 30, 2025 and 2024, respectively. Shipping and handling costs charged to customers are included in sales.

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

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Unusual Machines, which sells drones and drone-related components, operates as a single reportable segment entity. Our chief operating decision maker, our Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Chief Executive Officer is regularly provided with consolidated revenue and expenses consistent with those presented in the consolidated statements of operations and assets and liabilities consistent with those presented in the consolidated balance sheets.

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

In May 2025, the FASB issued ASU No. 2025-4, “Compensation – Stock Compensation and Revenue From Contracts With Customers” which provides clarifications to share-based consideration payable to a customer. This new guidance will likely have an impact on the Company.

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

The results of Fat Shark and Rotor Riot have been included in the Consolidated Financial Statements from the date of acquisition of February 16, 2024. The financial activity for the 2024 period prior to the acquisition is not considered material and pro forma information has not been included in the unaudited consolidated condensed financial statements.

Note 4 – Inventories

Inventories, consisting solely of finished goods, totaled $1,609,117 and $1,335,503 as of June 30, 2025 and December 31, 2024, respectively. In addition, the Company had prepaid deposits for inventory totaling $1,314,592 and $904,728 as of June 30, 2025 and December 31, 2024, respectively.

Note 5 – Other Current Assets

Other current assets included as of:

	June 30, 2025	December 31, 2024
Prepaid insurance	$149,512	$31,500
Prepaid expenses	41,266	–
Other current assets	2,000	–
Total other current assets	$192,778	$31,500

Non-current other assets include rent deposits of $84,693 and $59,426 related to the operating leases for our Orlando, FL facilities as of June 30, 2025 and December 31, 2024, respectively.

Note 6 – Property and Equipment, net

Property and equipment consist of assets with an estimated useful life greater than one year. Property and equipment are reported net of accumulated depreciation, and the reported values are periodically assessed for impairment. Property and equipment as of:

	June 30, 2025	December 31, 2024
Computer equipment	$7,738	$7,738
Motor equipment	247,434	–
Tenant improvements	15,317	–
Total Property and Equipment	270,489	7,738

Accumulated depreciation	(7,510)	(7,168)
Total property and equipment, net	$262,979	$570

Depreciation expense totaled $342 and $171 for the six months ended June 30, 2025 and 2024, respectively. The Company has open commitments of approximately $3.0 million related to the purchase of motor equipment and $0.5 million related to tenant improvements. These assets are expected to be placed into service during Q3 2025.

Note 7 – Operating Leases

The Company has assumed in the business combination a five-year operating lease for approximately 6,900 square feet of warehouse and office space in Orlando, Florida. The lease commenced in November 2023 and expires in October 2028. The Company has valued the ROUA and the associated liability, as of February 16, 2024, at $378,430. The Company has no finance leases. Operating lease expense totaled $52,572 and $51,435, respectively for the six months ended June 30, 2025 and 2024.

The following is a summary of the operating lease right-of-use asset and liability:

Orlando, FL Operating Lease
Operating lease right-of-use assets	$378,430
Less: accumulated amortization	(89,914)
Operating lease right-of-use assets, as of June 30, 2025	$288,516

Operating lease liability	$378,430
Less: accumulated reduction	(81,099)
Operating lease liability, as of June 30, 2025	$297,331

Current operating lease liability	$73,569
Non-current operating lease liability	223,762
Total operating lease liability	$297,331

The following is a summary of future lease payments required under the five-year lease agreement:

Year	Future Lease Payments	Operating Lease Discount	Operating Lease Liability
2025	$50,901	$(15,741)	$35,160
2026	105,178	(25,468)	79,710
2027	109,037	(15,985)	93,052
2028	94,185	(4,776)	89,409
Total	$359,301	$(61,970)	$297,331

Supplemental Information
Weighted average remaining lease term (in years)	3.33
Weighted average discount rate	11.49%

In June 2025, we signed a lease agreement for an additional 17,000 square feet of warehouse/office space in Orlando, FL. This space will be used primarily for motor production. The lease commencement date is August 1, 2025 and currently runs through August 21, 2030.

Note 8 – Goodwill and Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill during the six months ended June 30, 2025. The carrying value of goodwill was $7,402,906 as of June 30, 2025.

Intangible Assets

As of June 30, 2025, the balances of intangible assets were as follows:

	Type	Gross Value	Accumulated Amortization	Net Value
Patents/IP	Finite-lived	$816,877	$(112,321)	$704,556

Trademark	Indefinite-lived	1,480,130	–	1,480,130

Total intangible assets, net		$2,297,007	$(112,231)	$2,184,686

Patents and intellectual property relate to the patents and technology know-how from the acquisition of Fat Shark in February 2024. Patents are amortized over 10 years. Trademarks relate to the brand name and recognition of Rotor Riot from the acquisition in February 2024. Amortization was $40,844 and $0 for the six months ended June 30, 2025 and 2024, and $20,422 and $0 for the three months ended June 30, 2025 and 2024, related to the Patents.

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

Total interest expense for the six months ended June 30, 2025 and 2024 was $0 and $60,183, respectively. Total interest expense for the three months ended June 30, 2025 and 2024 was $0 and $40,534, respectively

Note 10 – Earnings Per Share and Stockholders’ Equity

Earnings per Share

Outstanding securities not included in the computation of diluted net loss per share because their effect would have been anti-dilutive include 382,850 of stock options issued to employees as of June 30, 2025, 330,000 unvested restricted stock awards and units, 8,500 of common stock representative warrants issued to the underwriter associated with the February 2024 IPO, 164,473 warrants issued related to the October 2024 private placement, and 640,000 warrants issued to the placement agent related to the May 2025 confidentially marketed public offering.

Preferred Stock

As of 6/30/25 and 12/31/24, there are no issued and outstanding Series A, B, and C Preferred Stock.

The Series A was convertible into common stock at a ratio of 1,000 shares of common stock for each share of Series A stock held, subject to certain limitations. The Series A shares were not entitled to vote on any matters submitted to shareholders of the Company.

The Series B was convertible into common stock at a ratio of 5,000 shares of common stock for each share of Series B stock held, subject to certain limitations. The Series B shares were not entitled to vote on any matters submitted to shareholders of the Company.

The Series C was convertible into common stock at a ratio of 3,000 shares of common stock for each share of Series C stock held, subject to certain limitations. The Series C shares were not entitled to vote on any matters submitted to shareholders of the Company.

On April 10, 2025, the Company filed a Withdrawal of Designation with the Secretary of State of the State of Nevada withdrawing the certificates of designation for each of the Series A, Series B and Series C.

2024 Preferred Stock Transactions

During the six months ended June 30, 2024, shareholders converted 140 shares of Series B into 700,000 shares of common stock. The Company cancelled the 140 shares of Series B upon the conversion.

Common Stock

2025 Transactions

On January 14, 2025, the Company issued 3,546 immediately vested restricted shares of common stock to non-employee directors of the Company. The shares of restricted stock were granted under the 2022 Equity Incentive Plan. The shares were valued at $11.99 per share, which was the value the Company’s common stock on the date of grant, respectively for a total of $42,517 to be recognized as stock compensation expense during the six months ended June 30, 2025.

On February 3, 2025, the Company issued 480,000 restricted shares of common stock to executive officers and certain employees of the Company. The shares of restricted stock were granted under the Company’s 2022 Equity Incentive Plan. The restricted shares issued to executive officers are subject to pro rata forfeiture through December 31, 2025. The restricted shares issued to certain employees are subject to pro-rata forfeiture over a four-year period. The shares were valued at $12.00 per share, which was the value of the Company’s common stock on the date of grant, respectively for a total of $5,760,000 to be recognized as stock compensation expense pro-rata over the vesting period. Stock compensation expense of $3,044,536 was recognized during the six months ended June 30, 2025.

In February 2025, the Company issued 1,224,606 shares of common stock related to warrant holders exercising their warrants. The Company received gross proceeds of $2,436,966 related to the warrant exercises. The Company cancelled the 1,224,606 warrants upon issuance of the common shares.

On May 6, 2025, in a confidentially marketed public offering the Company sold 8,000,000 shares of common stock at $5.00 per share resulting in gross proceeds of $40,000,000, prior to payment of placement agent fees of $3,200,000 and $304,000 of other offering expenses resulting in net proceeds of $36,496,000. Dominari Securities, LLC acted as the sole placement agent and also received a warrant to purchase 640,000 shares of the Company’s common stock at $5.00 per share over a two-year period expiring on May 6, 2027.

On May 19, 2025, the Company issued 33,336 immediately vested restricted shares of common stock to non-employee directors of the Company. The shares of restricted stock were granted under the 2022 Equity Incentive Plan. The shares were valued at $5.40 per share, which was the value the Company’s common stock on the date of grant, respectively for a total of approximately $180,000 to be recognized as stock compensation expense during the six months ended June 30, 2025.

On May 19, 2025, the Company issued 4,630 immediately vested shares of common stock to a consultant of the Company related to services provided. The shares of common stock were granted under the 2022 Equity Incentive Plan. The shares were valued at $5.40 per share, which was the value the Company’s common stock on the date of grant, respectively for a total of approximately $25,000 to be recognized as stock compensation expense during the six months ended June 30, 2025.

On May 22, 2025, the Company issued 150,000 shares of common stock related to vested restricted stock units for our advisory board members. The restricted stock units are valued at $4.40 per share, the closing price of our common stock as of the date of the grant, for a total value of $660,000.

During the six months ended June 30, 2025, several employees of the Company exercised 94,650 of their vested stock options in which the Company issued 94,650 shares of common stock related to these stock option exercises. The Company received total cash proceeds of $367,870 related to the exercise of these options.

On June 30, 2025, the Board of Directors of the Company awarded the Company’s Chief Executive Officer 175,000 restricted shares of the Company’s common stock under the 2022 Equity Incentive Plan as a bonus related to the May 2025 public offering. The restricted shares are valued at $8.57 per share, the closing price of our common stock as of the date of the grant, for a total value of $1,499,750 that was recognized immediately based on the vesting of the awards for each of the Company’s Officers. The shares are subject to the Company’s clawback policy.

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

During the six months ended June 30, 2024, the Company issued 700,000 shares of common stock related to certain shareholders converting 140 Series B shares into common stock.

On April 30, 2024, the Company issued 937,249 restricted shares of common stock to executive officers and board members of the Company. The shares of restricted stock were granted under the Company’s 2022 Equity Incentive Plan. The restricted shares issued to executive officers are subject to pro rata forfeiture through February 14, 2025.

On May 2, 2024, the Company issued an additional 40,650 of restricted shares of common stock to a company controlled by Allan Evans, the Company’s CEO, related to an agreed upon reduction of the consulting fee paid to the company. The shares of restricted stock were granted under the Company’s 2022 Equity Incentive Plan.

The April 30, 2024 and May 2, 2024 shares were valued at $1.20 and $1.23 per share, respectively for a total of $1,174,698 to be recognized pro-rata over the vesting period which is the forfeiture period. Stock compensation expense of $346,854 was recognized during the six months ended June 30, 2024.

Note 11 – Share Based Awards

Stock Options

The 2022 Equity Incentive Plan (the “Plan”) allows the Company to incentivize key employees and directors with long term compensation awards such as stock options, restricted stock, and other similar types of awards. The Plan is authorized to issue up to 15% of the outstanding shares on a fully diluted basis giving effect to the exercise and conversion of all outstanding common stock equivalents issued outside of the Plan. In addition, the Plan has an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2025 and ending in 2032 equal to the lesser of (a) five percent (5%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our board of directors. As of June 30, 2025, the Plan is authorized to issue up to 4,333,728 of awards after the 5% increase on January 1, 2025.

The following table presents the activity for stock options outstanding as of June 30, 2025:

	Non-Qualified Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2024	330,000	$1.24	9.34	$
Granted	177,500	5.36
Forfeited/canceled	(30,000)	1.20
Exercised	(94,650)	3.89
Outstanding – June 30, 2025	382,850	$2.50	9.16		$2,324,870
Exercisable – June 30, 2025	100,350	3.71	9.44		487,445

The Company recognized $599,771 in stock-based compensation expense related to stock options during the six months ended June 30, 2025. As of June 30, 2025, there was $494,070 of unrecognized stock-based compensation expense related to unvested stock options to be recognized over the remaining vesting term through 2028.

Restricted Stock

The following table presents the activity for restricted stock outstanding:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value - RSA	Restricted Stock Units	Weighted Average Grant Date Fair Value - RSU
Unvested - December 31, 2024	227,723	$1.20	150,000	$4.40
Granted	696,512	10.78	200,000	9.43
Forfeited/canceled	–	–	–	–
Vested	(644,235)	6.86	(300,000)	6.49
Unvested – June 30, 2025	280,000	$12.00	50,000	$12.00

Restricted stock awards are equity grants to officers, directors and employees of the Company in which restricted common stock is issued on the grant date subject to vesting and claw-back provisions. Restricted stock units are equity grants to employees and advisors of the Company in which common stock is issued upon meeting certain vesting requirements.

The total value of restricted stock awards and restricted stock units granted during the six months ended June 30, 2025 is $9,392,783. The Company recognized $6,819,930 in stock-based compensation expense related to restricted stock and restricted stock units during the six months ended June 30, 2025. As of June 30, 2025, there was $3,253,279 of unrecognized stock-based compensation expense related to unvested restricted stock awards and units to be recognized over the remaining vesting term through March 2029.

Warrants

The following table presents the activity for warrants outstanding as of June 30, 2025:

		Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding - December 31, 2024	1,397,579	$2.01
Granted	640,000	5.00
Forfeited/cancelled/restored	–	–
Exercised	(1,224,606)	1.99
Outstanding – June 30, 2025	812,973	$4.39

As Discussed in Note 10, “Earnings Per Share and Stockholders’ Equity”, in connection with the Private Placement, the Company issued 1,286,184 warrants and an additional 102,895 warrants to the underwriter related to the Private Placement for a total of 1,389,079 warrants. The warrants have an exercise price of $1.99. The warrant holders exercised 1,224,606 warrants during the six months ended June 30, 2025.

All warrants outstanding have a weighted average remaining contractual life of approximately 2.47 years as of June 30, 2025. The aggregate intrinsic value of the warrants at June 30, 2025 is $3,397,377.

Note 12 – Related Party Transactions

In November 2022, the Company entered into the Purchase Agreement, as amended with Red Cat and Jeffrey Thompson, the Company’s former Chief Executive Officer and President and a current director. Mr. Thompson is also the current Chief Executive Officer of Red Cat, pursuant to which, among other things, Mr. Thompson and the Company have agreed to indemnification obligations, which shall survive for a period of nine months from February 16, 2024, subject to certain limitations, which includes a basket of $250,000 before any claim can be asserted and a cap equal to the value of 100,000 shares of our common stock owned by him to secure any indemnification obligations, which stock is our sole remedy, except for fraud. Our prior Chief Executive Officer, Mr. Brandon Torres Declet, negotiated the terms of the Purchase Agreement on an arms’ length basis with Joe Freedman who was the head of Red Cat’s Special Committee. The transaction was ultimately approved by the Company’s and Red Cat’s board of directors. On March 8, 2023, a majority of the disinterested Red Cat shareholders approved the transactions contemplated in the Purchase Agreement in a special meeting. Mr. Thompson recused himself from such vote.

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

In October 2024, in relation to the Private Placement as described in more detail in Note 10, “Earnings Per Share and Stockholders’ Equity”, the Company’s CEO and two directors (collectively, the “Insiders”) invested $250,000 in the Private Placement on identical terms to the other Investors. In addition, the Insiders were required to pay an additional $92,105 to the Company related to the greater of book or market value for the warrants.

In May 2025, in relation to the confidentially marketed public offering as described in more detail in Note 10, “Earnings Per Share and Stockholders’ Equity”, the Company’s CEO and three directors invested $420,000 in the offering on identical terms to the other Investors and received a total of 84,000 shares of common stock.

Note 13 – Commitments and Contingencies

Orlando Leases

As part of the business combination that occurred on February 14, 2024, the Company acquired a five-year operating lease for approximately 6,900 square feet of warehouse and office space in Orlando, Florida. The lease commenced in November 2023 and expires in October 2028. See Note 7 – Operating Leases for additional information.

On June 4, 2025, the Company entered into a Lease Agreement to lease approximately 17,000 square feet of space for the Company’s drone motor manufacturing facility in Orlando, Florida, at an average monthly rental of $21.1k over a five year period. The lease commences on August 1, 2025 and expires in August 2030. As of June 30, 2025, the Company has open commitments of approximately $3.0 million related to the purchase of motor equipment and $0.5 million related to tenant improvements. These assets are expected to be placed into service during Q3 2025.

Aloft Material Definitive Agreement

On February 1, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Agreement”) with Aloft Technologies, Inc., a Delaware corporation (“Aloft”), and UMAC Merger Sub, Inc. a Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub”). Aloft is a leader in the drone fleet and airspace management sector, powering a majority of all FAA-approved Low Altitude Authorization and Notification Capability airspace authorizations in the United States and the related software is complimentary to the Company’s overall position to provide drone related components and drone services made in the United States.

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

On June 9, 2025, the Company terminated the Agreement with Aloft and forfeited its right to receive the $100,000 breakup fee.

Rotor Lab Material Definitive Agreement

On June 12, 2025, the Company entered into a Share Purchase Agreement (“SPA”) to acquire 100% of the capital stock of Rotor Lab Pty Ltd., an Australian company (“Rotor Lab”) from its existing shareholders. The Company agreed to issue the sellers a total of $4,000,000 of common shares of the Company’s common stock, plus additional earnout consideration over two years from the closing of the agreement for up to $3,000,000 worth of shares of the Company’s common stock. $800,000 of the initial consideration will be restricted and subject to forfeiture in the event of a breach of representations and warranties and indemnification. The terms of the SPA are subject to standard closing conditions, in addition to receiving required regulatory approvals from the Australian Foreign Investment Review Board.

Note 14 – Subsequent Events

Registered Direct Offering

On July 14, 2025, the Company entered into a securities purchase agreement with certain investors for the purchase and sale of 5,000,000 shares of common stock in a registered direct offering at a public offering price of $9.70 per share. On July 15, 2025 the offering closed and we received aggregate gross proceeds of $48.5 million before deducting placement agent fees and other related expenses. The Company intends to use the proceeds of the offering for the purchase of our drone motor manufacturing equipment which we estimate to be approximately $4.0 million, general corporate purposes and working capital.

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

Recent Developments, Challenges and Uncertainties

On July 14, 2025, we entered into a securities purchase agreement with certain investors for the purchase and sale of 5,000,000 shares of common stock in a registered direct offering at a public offering price of $9.70 per share. On July 15, 2025, the offering closed and we received aggregate gross proceeds of $48.5 million before deducting placement agent fees and other related expenses. The Company intends to use the proceeds of this offering for the purchase of our drone motor manufacturing equipment which we estimate to be approximately $4.0 million, general corporate purposes and working capital

With the funds received from our recent offerings, we are focusing on growing both our retail and enterprise revenue channels and investing in drone component manufacturing in the United States. During the first quarter of 2025, we added both the Rotor Riot Brave 55A ESC (electronic speed controller), and the Fat Shark Aura FPV (first-person view) Camera to the U.S. Department of Defense Innovation Units Blue UAS Framework (“DIU Blue Framework”). In addition, in July 2025, we added the Fat Shark Aura Video Transmitter (VTX) to the DIU Blue Framework. In furtherance of our B2B business, we have entered into a new lease of a 17,000 square foot facility in Orlando, Florida effectively August 1, 2025, where we plan to open a drone motor manufacturing plant. See Note 8 to Consolidated Financial Statements. While we continued to see top line revenue growth during the first half of 2025, our continued future plans for retail revenue growth and margins are subject to uncertainties outside of our control, including changes to trade policy with respect to tariffs and other impacts to our global supply chain cost structure. We are continually evaluating the tariff landscape and working to find reliable and high quality suppliers in multiple countries including the United States and Taiwan that we anticipate will have the least amount of impact to our retail costs and overall margin. Because of the tariff uncertainties, we cannot predict the impact tariff policies in the United Staes and other countries will have on our business. But our B2C business relies heavily on China so retaliatory tariffs can adversely affect us especially our B2C business. See “Item 1A – Risk Factors” for more information on the risks associated with the uncertainty of the imposition of tariffs on our business.

On June 12, 2025, we entered into a Share Purchase Agreement (“SPA”) to acquire 100% of the capital stock of Rotor Lab Pty Ltd., an Australian company (“Rotor Lab”) from its existing shareholders. We agreed to issue the sellers a total of $4,000,000 of shares of our common stock, plus additional earnout consideration of up to $3,000,000 worth of shares of our common stock. $800,000 of the initial consideration will be restricted and subject to forfeiture in the event of a breach of representations and warranties and indemnification. The terms of the SPA are subject to standard closing conditions, in addition to receiving required regulatory approvals from the Australian Foreign Investment Review Board.

Results of operations

Three Months Ended June 30, 2025 and 2024

Revenue

During the three months ended June 30, 2025 we generated revenues totaling $2,123,970 compared to $1,411,124 during the three months ended June 30, 2024, representing an increase of $712,846 or 51%. The growth in revenue is driven from growth in our existing retail channel and expanding our enterprise channel as we are manufacturing additional Blue UAS products.

Cost of Goods Sold & Gross Profit

During the three months ended June 30, 2025, our cost of goods sold was 1,329,291 compared to $1,022,684 during the three months ended June 30, 2024, resulting in an increase of $306,607 or 30%. Our gross margin, as a percentage of sales, totaled 37.4% during the three months ended June 30, 2025, compared to gross margin of 27.5% during the three months ended June 30, 2024. We try and maintain margins in the 20% - 30% range on majority of our products and anticipate our gross profit to fluctuate period to period depending on certain promotions and products that are sold during the period and the mix of retail and enterprise sales that are sold during the period. Our gross margin is also subject to additional fluctuations based on the increased tariffs being imposed on certain products. We have started passing these additional costs to customers and will have an impact on our overall gross profit percentage. We expect that in the three months ended September 30, 2025, our cost of goods sold will experience an increase from the tariffs and increase in inventory costs as we source inventory from countries outside of China including the United States and Taiwan. See “Item 1A – Risk Factors” for more information on the risks associated with the uncertainty of the imposition of tariffs on our business.

During the three months ended June 30, 2025, our gross profit was $794,679 compared to $388,440 during the three months ended June 30, 2024, resulting in an increase of $406,239 or 105%. Our gross margin, as a percentage of sales, totaled 37.4% during the three months ended June 30, 2025, compared to gross margin of approximately 27.5% during the three months ended June 30, 2024.

Operating Expenses

During the three months ended June 30, 2025, operations expenses totaled $404,277 compared to $213,772 during the three months ended June 30, 2024, resulting in an increase of $190,505 or 89%. Operations expense relate to expenses incurred for fulfilling orders and warehouse related expenditures including our warehouse personnel, supplies, and shipping expenses. The increase primarily relates to additional costs incurred related to our motor factory operations that we are putting in place along with additional shipping costs from the increase in revenue.

During the three months ended June 30, 2025, research and development expenses totaled $62,731 compared to $10,282 for the three months ended June 30, 2024, resulting in a increase of $52,449 or 510%. Research and development expense primarily relates to new product development and is subject to fluctuations based on specific research and development projects ongoing during the period.

During the three months ended June 30, 2025, sales and marketing expenses totaled $302,358 compared to $386,332 for the three months ended June 30, 2024, resulting in a decrease of $83,974 or 22%. The decrease primarily relates to additional costs incurred during the second quarter of 2024 related to our Rampage marketing event that is expected to occur during the fourth quarter of this year. Other sales and marketing expenses increased slightly based on the increase in revenue and ad spend during the period.

During the three months ended June 30, 2025, general and administrative expenses totaling $7,195,193 compared to $1,349,587 for the three months ended June 30, 2024, resulting in an increase of $5,845,606 or 433%. The increase primarily relates to the increase in non-cash stock compensation expense of approximately $5.5 million and increase in professional fees and operating as a public company.

Net Loss

Our net loss for the three months ended June 30, 2025, totaled $6,964,739 compared to $1,612,238 for the three months ended June 30, 2024, resulting in an increase in net loss of $5,352,501 or 332%. This increase in net loss relates to the increase in general and administrative expenses which was primarily driven by the increase in non-cash stock compensation expense, which was $5,513,328 for the second quarter of 2025.

Results of Operations – Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024

Revenue

During the six months ended June 30, 2025 we generated revenues totaling $4,166,270 compared to $2,030,039 during the six months ended June 30, 2024, representing an increase of $2,136,231 or 105%. The growth in revenue is driven from growth in our existing retail channel and expanding our enterprise channel as we are manufacturing additional Blue UAS products.

Cost of Goods Sold

During the six months ended June 30, 2025, we incurred cost of goods sold of $2,874,784 compared to $1,437,432 during the six months ended June 30, 2024, resulting in an increase of $1,437,352 or 100%. Similar to revenues, we did not incur any cost of goods sold until the closing of the acquisitions on February 16, 2024. Cost of goods sold primarily relate to product costs from our sales, but also include certain shipping and other direct product costs. The increase in cost of goods sold is driven entirely by the increase in our revenue.

Gross Margin

During the six months ended June 30, 2025, our gross margin was $1,291,486 compared to $592,607 during the six months ended June 30, 2024, resulting in an increase of $698,879 or 118%. Our gross margin, as a percentage of sales, totaled 31% during the six months ended June 30, 2025, compared to 29% during the six months ended June 30, 2024. We anticipate our gross margin to fluctuate period to period depending on certain promotions and products that are sold during the period and the mix of retail and enterprise sales during the period. The margins we generated during the quarter are in line with our expectations and normal operating margins.

Operating Expenses

During the six months ended June 30, 2025, operations expenses totaled $706,879 compared to $326,094 during the six months ended June 30, 2024, resulting in an increase of $380,785 or 117%. Prior to the closing of the acquisitions in February 2024, we did not have any operations. Operations expenses primarily relate to our direct operations including our warehouse personnel and warehouse expenses. In addition, we have started incurring additional operations related expenses as we start incurring costs related to our motor production facility during the second quarter of 2025.

During the six months ended June 30, 2025, research and development expenses totaled $70,633 compared to $27,078 for the six months ended June 30, 2024, resulting in an increase of $43,555 or 161%. Research and development expense primarily relates to new product development as we continue to partner with manufacturers to bring drone component manufacturing to the United States.

During the six months ended June 30, 2025, sales and marketing expenses totaled $509,975 compared to $543,390 for the six months ended June 30, 2024, resulting in a decrease of $33,415 or 6%. Sales and marketing expenses primarily relate to advertising spend related to Rotor Riot and payroll expenses. The decrease relates to additional costs incurred during the second quarter of 2024 related to our Rampage marketing event, which was then offset by additional ad spend and other sales related expenses from our increase in revenue and sales.

During the six months ended June 30, 2025, general and administrative expenses totaling $10,421,097 compared to $2,353,761 for the six months ended June 30, 2024, resulting in an increase of $8,067,336 or 343%. The increase relates primarily to increased non-cash expenses totaling $7,419,701 related to stock based compensation expense and the additional increase is from increase in professional fees and other public company related expenses.

Net Loss

Our net loss for the six months ended June 30, 2025, totaled $10,231,018 compared to $2,718,240 for the six months ended June 30, 2024, resulting in an increase in net loss of $7,419,701 or 276%. The increase primarily relates to increased non-cash expenses related to stock based compensation expense discussed in the above paragraph.

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

Operating Activities

Net cash used in operating activities was $3,862,349 during the six months ended June 30, 2025, compared to net cash used in operating activities of $2,181,840 during the six months ended June 30, 2024, representing an increase of $1,680,509 or 77%. This increase in net cash used primarily resulted from our increase in accounts receivable of $125,757, inventory of $426,180, prepaid expenses of $156,440, accounts payable and accrued expenses of $444,594 and changes in other operating assets and liabilities of $61,864. This was offset by the change in non-cash stock based compensation of $6,994,114 and changes in other non-cash related expenses of $52,990.

Investing Activities

Net cash used in investing activities was $262,751 during the six months ended June 30, 2025 compared to net cash used in investing activities of $852,201 during the six months ended June 30, 2024, representing a decrease of $590,050 or 69%. The cash used in investing activities during the six months ended June 30, 2025 related to the purchasing of equipment related to our motor factory while the cash used in investing activities during the six months ended June 30, 2024 related to our acquisitions of Rotor Riot and Fat Shark.

Financing Activities

Net cash provided by financing activities totaled $39,300,836 during the six months ended June 30, 2025, compared to net cash provided by financing activities of $4,362,313 during the six months ended June 30, 2024, resulting in an increase in net cash provided by financing activities of $34,938,523. The increase primarily relates to proceeds received from our public offering of $36,496,000 in May 2025, proceeds from warrant exercises of $2,436,966, and employee stock option exercises of $367,780 during the period.

Liquidity and capital resources

As of June 30, 2025, we had current assets totaling $42,222,934 primarily consisting of cash balances of $38,933,059, inventory of $1,609,117 and other current assets of $192,778 and deposits for inventory of $1,314,592. Our current liabilities as of June 30, 2025 totaled $821,698, primarily consisting of accounts payable and accrued expenses of $608,694 and deferred revenue of $139,435 and current operating lease liability of $73,569. Our net working capital as of June 30, 2025 was $41,399,236.

On July 15, 2025, we completed a registered direct offering in which we sold 5,000,000 shares of our common stock at $9.70 per share and after deducting underwriting discounts and expenses, we received approximately $44.9 million in net cash proceeds.

On May 7, 2025, we completed a confidentially marketed public offering in which we sold 8,000,000 shares of our common stock at $5.00 per share and after deducting underwriting discounts and expenses, we received approximately $36.5 million in cash proceeds.

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

As of August 14, 2025, we have approximately $81 million in cash. We believe that the net proceeds from our financings, warrant exercises, revenues, and existing cash balances will be sufficient to fund our current operating plans through more than the next 12 months. With the approximately $45 million of net proceeds we received on July 15, 2025 and our existing cash balances, we have substantial liquidity to support our business.

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

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2025, we have continued to strengthen our internal controls including hiring of a Controller that will help provide additional segregation of duties, additional process related to our financial reporting, and start the documentation of our internal control process. This includes certain segregation of duties including the recording of financial records in NetSuite, the creation of purchase orders by our purchasing team that is approved in accordance with our authorization matrix, the receipt of inventory in NetSuite by our operations team in Orlando, FL, and dual approvals of all outgoing cash payments. As the implementation of NetSuite occurred, we experienced changes to our processes and procedures which in turn, resulted in changes to our internal control over financial reporting. We expect NetSuite to strengthen our internal financial controls. Management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve and plan to document our internal control framework and related activities.

Other than as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In addition, we have an ongoing search for a controller to support our finance and accounting team.

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

A direct impact from rising tariffs on our business has been increases in the prices of inventory we acquire and an increase in our selling prices (with one exception described in the prior Risk Factor). Further, due to the tariffs and possibly large cuts in the size of the government, there may be increased unemployment and other economic factors which result in a recession.. In such event, our B2C business may be materially and adversely affected. Further, our B2B business including our proposed manufacturing of drones in the United States may also be adversely affected by a recessionary economy and inflation in addition to experiencing some increased tariff-related costs including from products that use rare earths.

If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business.

Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of high-quality materials, components and subsystems, many of which are obtained from a select group of specialized suppliers, including some sole-source providers. In order to mitigate potential disruptions, we maintain long-term, non-binding agreements with several key suppliers that help stabilize pricing, reduce lead times and enhance planning accuracy. We do not have long-term agreements with all suppliers that obligate them to continue to sell components, products required to build our systems or products to us. Our reliance on suppliers without long-term binding contracts involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components or products of sufficient quality, will increase prices for the components or products and will perform their obligations on a timely basis.

If any of our supplier’s face capacity constraints, financial instability, or an unwillingness to provide raw materials or components to us, we may need to seek alternative suppliers or revise our designs, particularly because some of our components are sourced from foreign countries. Locating alternative sources may take significant time, and even then, we may encounter significant delays in manufacturing and shipping. Additionally, credit constraints among key suppliers could impact our cash flow. We have also experienced rising costs for components, shipping, tariffs, warehousing, and inventory. Our domestic suppliers have experienced increased demand for their products due to tariffs, which could impact the availability or price of our components. The permanence of these cost increases remains uncertain, and obtaining replacement components within our required time frames may prove challenging. Shortages could lead to excess inventory and potential obsolescence risks.

In addition, certain raw materials and components used in the manufacture of our products and in our development programs, are periodically subject to supply shortages, and our business is subject to the risks of price increases and periodic delays in delivery.

Because our new manufacturing business has inherent risks, such risks may adversely impact us.

We recently hired a vice president of manufacturing whose role is to head up our proposed drone motor manufacturing business. The Company has leased an additional 17,000 square foot facility near our headquarters office in Orlando, Florida, at which we will manufacture NDAA compliant drone motors. The lease begins August 1, 2025. There are inherent risks in connection with launching our component manufacturing business, which include:

•	the need to expend working capital to purchase manufacturing equipment, rent a facility and to hire personnel with the requisite skills to fabricate our drones which could initially have an adverse effect on our working capital;

•	the manufacturing equipment that we acquire may have bugs or may not be in sound working order and the products we manufacture may not be manufactured in accordance with our or our customers specifications, which result in conflicts with customers, the loss of revenues or damage to our reputation; and

•	We may encounter cost overruns for a variety of reasons which due to fixed priced customer orders leads to operating losses.

Our products, including motors, batteries, and other advanced components, rely on rare earth metals for their manufacturing, of which a significant majority are sourced from China. Any disruption in the supply of these metals could adversely affect our ability to produce and deliver our products. Factors that might lead to such disruptions include geopolitical tensions, trade restrictions, supply chain bottlenecks, and environmental regulations affecting mining operations. A limited supply or increased cost of rare earth metals could lead to higher production costs, delays in manufacturing schedules, and potential inability to meet customer demand, thereby impacting our revenue and growth plans. Managing these risks necessitates close monitoring of supply chains, diversification of suppliers, and the pursuit of alternative materials or technologies where possible.

Escalating restrictions between the U.S. and China contribute to supply chain complexities. Some of our components sourced from foreign countries, including China, are at risk of further sanctions and other trade restrictive actions, and any escalation in global trade tensions or trade restrictions may hinder our ability to obtain these components from new suppliers. Restrictions on semiconductor manufacturing equipment and raw materials could lead to higher material costs, material unavailability, and transportation uncertainty.

If our facilities and information systems and those of our key suppliers could be damaged as a result of disasters or unpredictable events which could have an adverse effect on our business operations.

Our new drone motor manufacturing facility is located in Orlando, Florida. We also rely on third-party manufacturing plants in the U.S., Asia and other parts of the world to provide key components for our products and services. If major disasters such as hurricanes, tropical storms pandemics, earthquakes, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur in any of these locations, or the effect of climate change on any of these factors or our locations, or our information systems or communications network or those of any of our key component suppliers breaks down or operates improperly as a result of such events, our facilities or those of our key suppliers may be seriously damaged, and we may have to stop or delay production and shipment of our products. We may also incur expenses relating to such damages. If production or shipment of our products or components is stopped or delayed or if we incur any increased expenses as a result of damage to our facilities, our business, operating results and financial condition could be materially adversely affected.

If we fail to respond to commercial industry cycles in terms of our cost structure, manufacturing capacity, and/or personnel needs, our business could be seriously harmed.

The timing, length, and severity of the up-and-down cycles in the commercial and defense industries are difficult to predict. This cyclical nature of the industries in which we operate affects our ability to accurately predict future revenue, and in some cases, future expense levels. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in orders but also a weakening of their financial condition that could impair our ability to recognize revenue or to collect on outstanding receivables. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. We must be in a position to adjust our cost and expense structure to reflect prevailing market conditions and to continue to motivate and retain our key employees. If we fail to respond to fluctuating market conditions our business could be seriously harmed. In addition, during periods of rapid growth, we must be able to increase engineering and manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Each of these factors could adversely impact our operating results and financial condition.

Our ability to stay competitive within our markets may be dependent upon increasing manufacturing capacity to support anticipated growth and achieving cost reductions and projected economies of scale from increasing manufacturing quantities of our products. Failing to adequately increase production capacity and achieve such reductions in manufacturing costs and projected economies of scale could materially adversely affect our business.

Our future growth depends on increasing manufacturing capacity of our drone motors, and our failure to adequately increase such capacity could have a material adverse impact on our business and financial results. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture (or contract for the manufacture of) our drone motors in commercial quantities while meeting the volume, speed, quality, price, engineering, design and production standards required to successfully market our products. Our failure to develop such manufacturing processes and capabilities in locations that can efficiently service our clients and markets could have a material adverse effect on our business, financial condition, results of operations and prospects. Our ability to remain competitive is, in part, dependent upon achieving increased savings from volume purchases of raw materials and component parts, achieving acceptable manufacturing yield and capitalizing on machinery efficiencies. We expect our suppliers to experience a sharp increase in demand for their products.

We face significant risks in the management of our inventory, and failure to effectively manage our inventory levels may result in supply imbalances that could harm our business.

We maintain a variety of parts and components in inventory which are subject to obsolescence and expiration. Due to the long-lead time for obtaining certain product components, including in response to procurement issues caused by shortages in the supply chain for such components, and the manufacturing cycles, we need to make forecasts of demand and commit significant resources towards manufacturing our products. As such, we are subject to significant risks in managing the inventory needs of our business during the year, including estimating the appropriate demand for our products. Should orders and market conditions differ significantly from our estimates, our future results of operations could be materially adversely affected. In the future, we may be required to record write-downs of finished products and materials on-hand and/or additional charges for excess purchase commitments as a result of future changes in our sales forecasts or customer orders. We may hold material amounts of inventory at third parties which are subject to separate management processes. Additionally, our failure to manage inventory effectively, including in response to the effects of shortages of our components, could expose us to losses.

Additionally, shortages of components may result in increased inventory of unfinished products and significant quantities of other unused components remaining in inventory, which could expose us to increased risks of obsolescence and losses which may not be covered by insurance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 22, 2025, the Company issued a total of 150,000 shares of the Company’s Common Stock to three advisors in connection with vested restricted stock units granted pursuant to their corresponding Restricted Stock Unit Agreements dated November 22, 2024. The issuance was exempt from registration under Section 3(a)(9) of the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the six months ended June 30, 2025.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

On May 13, 2025, 8 Consulting LLC (“8CL”), a company whose sole member is Dr. Evans, our Chief Executive Officer and the Chairman of our Board of Directors, modified his Rule 10b5-1 plan (the “Plan”) so that, notwithstanding any contrary provision under the Plan and any related agreement, no sales of the Company’s common stock on behalf of 8CL shall be pursuant to the Plan and any related agreement prior to November 20, 2025 During the quarter ended June 30, 2025, no other director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date
1.1	Form of Underwriting Agreement, dated February 14, 2024, by and between Unusual Machines, Inc. and Dominari Securities, LLC +		8-K	1.1	2/16/24
2.1	Agreement and Plan of Merger by and between Unusual machines, Inc., a Puerto Rico corporation and Unusual machines, Inc., a Nevada corporation		8-K	2.1	4/23/24
3.1	Articles of Incorporation		8-K	3.1	4/23/24
3.2	Amended and Restated Bylaws		8-K	3.1	10/8/24
3.2(a)	Amendment No. 1 to Amended and Restated Bylaws		8-K	3.1	2/5/25
3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock		8-K	3.1	7/22/24
3.4	Certificate of Designation of Series B Convertible Preferred Stock		8-K	3.3	4/23/24
3.5	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock		8-K	3.1	8/22/24
4.1	Revised Form of Representatives Warrant		S-1/A	10.7	2/1/24
4.2	Form of Representatives Warrant		8-K	4.1	2/16/24
4.3	Placement Agent Warrant, issued to Dominari Securities LLC		8-K	4.1	5/7/25

10.1	Form of Lock-up Agreement		S-1/A	10.14	2/1/24
10.2	Form of Lock-up Agreement – Jeffrey Thompson		S-1/A	10.15	2/1/24
10.3	Allan Evans Non-Compete Agreement		8-K	10.9	2/22/24
10.4	Management Services Agreement #		8-K	10.1	5/6/24
10.5	Form of Restricted Stock Agreement		8-K	10.2	5/6/24
10.6	Form of Restricted Stock Agreement		8-K	10.1	1/16/25
10.7	Agreement and Plan of Merger and Reorganization dated February 1, 2025		8-K	10.1	2/4/25
10.8	Placement Agency Agreement, dated as of May 5, 2025, by and between Unusual Machines, Inc. and Dominari Securities, LLC		8-K	10.1	5/7/25
10.9	Amendment and Waiver to Merger Agreement, dated as of May 6, 2025, by and between Unusual Machines, Inc., Aloft Technologies, Inc., UMAC Merger Sub, Inc., Jon Hegranes and Josh Ziering		10-Q	10.9	5/8/25
10.10	Form of Restricted Stock Agreement		8-K	10.1	5/21/25
10.11	Lease Agreement, dated June 4, 2025, between Unusual Machines, Inc. and Icon FL Orlando Industrial Owner Pool 5 GA/FL, LLC		8-K	10.1	6/10/25
10.12	Rotor Lab Pty Ltd Share Purchase Agreement, dated June 12, 2025		8-K	10.1	6/13/25
10.13	Form of Securities Purchase Agreement		8-K	10.1	7/15/25
10.14	Placement Agency Agreement		8-K	10.2	7/15/25
10.15	Placement Agent Warrant, issued to Dominari Securities LLC		8-K	10.3	7/15/25
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)
101.INS	Inline XBRL Instance Document	(1)
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	(1)

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC Staff upon request.
#	Indicates management contract or compensatory plan, contract or agreement.
(1)	Filed herein
(3)	Furnished herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unusual Machines, Inc.

By:	/s/ Allan Evans
Allan Evans Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Hoff
Brian Hoff Chief Financial Officer

Date: August 14, 2025

