Form 10-Q
period 2025-09-30
Unusual Machines, Inc.
filed 2025-11-06
CIK 1956955

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, 36,875,549 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include the factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025, Part II Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, filed with the SEC on August 14, 2025, our Prospectus Supplement dated September 2, 2025, and Part II, Other Information, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Unusual Machines, Inc.

Consolidated Condensed Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,285,750	$3,757,323
Short-term investments	16,849,713	–
Accounts receivable	309,544	66,575
Inventories	3,118,491	1,335,503
Prepaid inventory	6,921,679	904,728
Other current assets	218,871	31,500
Total current assets	91,704,048	6,095,629

Non-current assets:
Property and equipment, net	1,728,661	570
Operating lease right-of-use asset, net	1,268,278	323,514
Other assets	84,693	59,426
Goodwill	7,402,906	7,402,906
Intangible assets, net	2,164,264	2,225,530
Unallocated purchase price provisional, Rotor Lab (See note 3)	8,725,968	–
Total non-current assets	21,374,770	10,011,946

Total assets	$113,078,818	$16,107,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,167,242	$668,732
Operating lease liability	247,957	67,820
Deferred revenue	1,518,736	197,117
Contingent consideration	3,000,000	–
Total current liabilities	5,933,935	933,669

Non-current liabilities
Deferred tax liability	93,793	93,793
Operating lease liability – non-current	1,035,175	262,171
Total non-current liabilities	1,128,968	355,964

Total liabilities	7,062,903	1,289,633

Commitments and contingencies (See note 13)

Stockholders’ equity:
Preferred stock - $0.01 par value, 10,000,000 authorized (See note 10)
Series A preferred stock - $0.01 par value, 4,250 designated and 0 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	–	–
Series B preferred stock - $0.01 par value, 1,000 designated and 0 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	–	–
Series C preferred stock - $0.01 par value, 3,000 designated and 0 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	–	–
Common stock - $0.01 par value, 500,000,000 authorized and 31,568,949 and 15,122,018 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	315,688	151,221
Additional paid in capital	150,239,016	50,580,235
Accumulated deficit	(44,541,067)	(35,913,514)
Cumulative foreign currency translation adjustment	2,278	–
Total stockholders’ equity	106,015,915	14,817,942

Total liabilities and stockholders’ equity	$113,078,818	$16,107,575

See accompanying unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statement of Operations

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenues	$2,134,588	$1,531,264	$6,300,857	$3,561,303

Cost of goods sold	1,294,200	1,131,777	4,168,984	2,569,209

Gross Margin	840,388	399,487	2,131,873	992,094

Operating Expenses
Operations	636,705	218,126	1,343,584	544,220
Research and development	39,369	15,000	110,002	42,078
Sales and marketing	373,539	252,253	883,514	795,643
General and administrative	4,730,063	1,374,989	15,151,160	3,728,749
Depreciation and amortization	22,449	171	63,635	513
Total operating expenses	5,802,125	1,860,539	17,551,894	5,111,203

Loss from operations	(4,961,737)	(1,461,052)	(15,420,021)	(4,119,109)

Other income and (expense)
Interest income	715,489	180	942,755	180
Unrealized gain in short term investments	5,849,713	–	5,849,713	–
Interest expense	–	(41,465)	–	(101,648)
Loss on debt extinguishment	–	(685,151)	–	(685,151)
Change in fair value of derivatives and warrant liabilities	–	43,238	–	43,238
Other income and (expense)	6,565,202	(683,198)	6,792,468	(743,381)

Net income (loss)	$1,603,465	$(2,144,250)	$(8,627,553)	$(4,862,490)

Net income (loss) per share attributable to common stockholders
Basic	$0.05	$(0.30)	$(0.38)	$(0.63)
Diluted	$0.05	$(0.30)	$(0.38)	$(0.63)

Weighted average common shares outstanding
Basic	30,002,179	7,147,866	22,610,516	7,749,285
Diluted	30,581,194	7,147,866	22,610,516	7,749,285

See accompanying unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

Three and Nine Months Ended September 30, 2024

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

Three and Nine Months Ended September 30, 2025

Unusual Machines, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Nine Months September 30, 2025 and 2024

(Unaudited)

	Series A, Preferred Stock		Series B, Preferred Stock		Series C, Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Equity
Balance, December 31, 2024	–	$–	–	$–	–	$–	15,122,018	$151,221	$50,580,235	$(35,913,514)	$–	$14,817,942

Issuance of common shares, equity incentive plan	–	–	–	–	–	–	483,546	4,835	(4,835)	–	–	–
Issuance of common shares for exercise of warrants	–	–	–	–	–	–	1,224,606	12,246	2,424,720	–	–	2,436,966
Stock compensation expense - vested stock	–	–	–	–	–	–	–	–	1,883,433	–	–	1,883,433
Stock compensation expense	–	–	–	–	–	–	–	–	22,940	–	–	22,940
Net loss	–	–	–	–	–	–	–	–	–	(3,266,279)	–	(3,266,279)

Balance, March 31, 2025	–	$–	–	$–	–	$–	16,830,170	$168,302	$54,906,493	$(39,179,793)	$–	$15,895,002

Issuance of common shares, Management/BOD	–	–	–	–	–	–	208,336	2,082	(2,082)	–	–	–
Issuance of common shares, Option exercises	–	–	–	–	–	–	94,650	947	366,923	–	–	367,870
Issuance of common shares, consulting services	–	–	–	–	–	–	4,630	46	(46)	–	–	–
Issuance of common shares, advisory board	–	–	–	–	–	–	150,000	1,500	(1,500)	–	–	–
Issuance of common shares, public offering	–	–	–	–	–	–	8,000,000	80,000	36,416,000	–	–	36,496,000
Stock option compensation expense	–	–	–	–	–	–	–	–	576,831	–	–	576,831
Stock Compensation expense - vested stock	–	–	–	–	–	–	–	–	4,936,497	–	–	4,936,497
Net loss	–	–	–	–	–	–	–	–	–	(6,964,739)	–	(6,964,739)

Balance, June 30, 2025	–	$–	–	$–	–	$–	25,287,786	$252,877	$97,199,116	$(46,144,532)	$–	51,307,461

Issuance of common shares, Management/BOD	–	–	–	–	–	–	589,232	5,892	(5,892)	–	–	–
Issuance of common shares, Option exercises	–	–	–	–	–	–	25,250	253	133,487	–	–	133,740
Issuance of common shares, consulting services	–	–	–	–	–	–	1,539	15	(15)	–	–	–
Issuance of common shares, public offering	–	–	–	–	–	–	5,000,000	50,000	44,851,000	–	–	44,901,000
Issuance of common shares, Rotor Lab acquisition	–	–	–	–	–	–	656,642	6,566	5,916,345	–	–	5,922,911
Issuance of common shares - warrant exercises	–	–	–	–	–	–	8,500	85	42,415	–	–	42,500
Stock compensation expense	–	–	–	–	–	–	–	–	114,960	–	–	114,960
Stock compensation expense – vested stock	–	–	–	–	–	–	–	–	1,987,600	–	–	1,987,600
Net income	–	–	–	–	–	–	–	–	–	1,603,465	–	1,603,465
Equity adjustment from foreign currency translation	–	–	–	–	–	–	–	–	–	–	2,278	2,278

Balance, September 30, 2025	–	$–	–	$–	–	$–	31,568,949	$315,688	$150,239,016	$(44,541,067)	$2,278	$106,015,915

See accompanying unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statement of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(8,627,553)	$(4,862,490)
Depreciation and amortization	63,635	513
Stock compensation expense as settlement	–	64,344
Stock compensation expense	9,522,261	759,673
Unrealized gains from short term investments	(5,849,713)	–
Bad debt	12,146	–
Change in fair value for warrant and derivative liabilities	–	(43,239)
Loss on debt extinguishment, non-cash component	–	663,250
Change in assets:
Accounts receivable	(122,696)	(73,109)
Inventory	(1,746,100)	337,562
Prepaid inventory	(6,016,951)	(319,532)
Other assets	(165,529)	(29,100)
Operating lease right-of-use asset	72,202	–
Change in liabilities:
Accounts payable and accrued expenses	406,399	630,595
Operating lease liabilities	(80,346)	(33,056)
Customer deposits and other current liabilities	1,137,953	186,076
Net cash used in operating activities	(11,394,294)	(2,718,513)

Cash flows from investing activities
Cash portion of consideration paid for acquisition of businesses, net of cash received	93,054	(852,801)
Investments in short term securities	(11,000,000)	–
Purchases of property and equipment	(1,550,687)	–
Net cash used in investing activities	(12,457,633)	(852,801)

Cash flows from financing activities:
Proceeds from issuance of common shares, IPO	–	5,000,000
Proceeds from issuance of common shares, public offering	40,000,000	–
Proceeds from issuance of common shares, registered direct	48,500,000	–
Proceeds from option exercises	501,610	–
Proceeds from issuance of common shares, warrant exercises	2,479,466	–
Common share issuance offering costs	(7,103,000)	(637,687)
Net cash provided by financing activities	84,378,076	4,362,313

Net increase in cash	60,526,149	790,999
Effect of exchange rate changes on cash	2,278	–

Cash, beginning of period	3,757,323	894,773

Cash, end of period	$64,285,750	$1,685,772

Supplemental disclosures of cash flow information:
Non-cash consideration paid for assets acquired and liabilities assumed	$8,922,911	$19,000,000
Non-cash right of use asset and liability	$973,443	$–
Deferred acquisition costs	$–	$100,000
Deferred offering costs recorded as reduction of proceeds	$–	$512,758

See accompanying unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

September 30, 2025

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

On September 3, 2025, the Company acquired Rotor Lab Pty. Ltd., an Australian company (“Rotor Lab). See Note 3 for additional information.

Note 2 – Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries, Fat Shark and Rotor Riot since the acquisitions on February 16, 2024 and Rotor Lab since the acquisition on September 3, 2025. Intercompany transactions and balances have been eliminated upon consolidation.

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

The condensed consolidated financial statements include some amounts that are based on management's best estimates and judgments. Significant estimates reflected in these consolidated financial statements include those used to (i) determine stock-based compensation, (ii) the fair value of assets acquired and liabilities assumed in business combinations, the fair value of shares issued as consideration and the fair value of contingent consideration, (iii) reserves and allowances related to accounts receivable, and inventory, (iv) the evaluation of long-lived assets, including intangibles and goodwill, for impairment, (v) the fair value of lease liabilities and related right of use assets, (vi) the fair value of short term investments including the value of unexercised warrants received and (vi) the deferred tax asset valuation allowance.

Reclassification

In the condensed consolidated financial statements, the Company has reclassified $5,470 for the nine months ended September 30, 2024 from depreciation and amortization to general and administrative expense to conform to the current period presentation. This reclassification did not affect previously reported total operating expenses, loss before income taxes, or net loss in the condensed consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash deposits in multiple commercial banks and financial services companies. These financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. At September 30, 2025 and December 31, 2024, the Company had approximately $63.8 million and $3.0 million, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of the financial institutions with which it invests.

Accounts Receivable, net

The Company carries its accounts receivable at invoiced amounts. Upon the closing of the acquisitions in February 2024 when we acquired accounts receivable, the Company adopted ASC 326, Financial Instruments – Credit Losses, which the Company evaluates all credit losses as of the reporting date. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses based on a history of past write-offs and collections and current credit conditions. Accounts are written-off as uncollectible at the discretion of management. At September 30, 2025 and December 31, 2024, the Company considers accounts receivable to be fully collectible; accordingly, no allowance for credit losses has been established.

Short-Term Equity Investments

The Company measures its investments in marketable equity securities and non-public warrants at fair value with changes in value recognized in net income (loss) per ASC 321. During the third quarter, the Company made multiple investments totaling $11.0 million. As of September 30, 2025 the unrealized gain from short-term investments is approximately $5.85 million. The Company holds less than 5% in each of the investee companies as of September 30, 2025.

Inventory

Inventory, which consists of raw materials, work in process and finished goods, are stated at the lower of cost or net realizable value, and are measured using the first-in, first-out method. Cost components include direct materials and direct labor, as well as in-bound freight. At each balance sheet date, the Company evaluates the net realizable value of its inventory using various reference measures including current product selling prices, as well as evaluating for excess quantities and obsolescence.

Property and equipment, net

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets of three years.

Leases

The Company applies Accounting Standards Codification (ASC) 842, “Leases” which requires the recognition of assets and liabilities associated with lease agreements. The Company recognized a lease liability obligation and a right-of-use asset for the facilities leased in Orlando, FL and Canberra Australia related to the Rotor Lab acquisition as discussed in Note 3.

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

The Company reviews long-lived assets, including tangible assets and other intangible assets with definitive lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets”. ASC 360 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. Amortizable intangible assets are assessed for impairment upon triggering events that indicate that the carrying value of an asset may not be recovered. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the intangible assets. No impairment charges were recorded by the Company as of September 30, 2025.

The Company has indefinite-lived trademark assets that are reviewed for impairment by first performing a qualitative analysis in accordance with ASC 350-30 to determine whether it is more likely than not that the fair value of the indefinite-lived asset is less than its carrying value. If based on this assessment, management determines that impairment is not more than likely, then no further quantitative testing is required. However, if performing a qualitative analysis determines that is more likely than not that the fair value is less than its carrying value, then a quantitative analysis is performed in accordance with ASC 350-30-35, which occurs annually in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. If a quantitative analysis is required, the Company utilizes the relief-from-royalty method, which is a form of the income approach and requires us to make significant estimates and assumptions including preparation of forecasted revenue, selection of a royalty rate and discount rate and estimate of the terminal year revenue growth rate. The Company did not record an impairment as of September 30, 2025, related to the indefinite-lived assets.

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

The following table details the fair value measurements of the Company’s financial assets and liabilities as of September 30, 2025:

	Total	Level 1	Level 2	Level 3
Short term investments	$16,849,713	$15,639,713	$–	$1,210,000
Contingent consideration from Rotor Lab acquisition	3,000,000	–	–	3,000,000
Total	$19,849,713	$15,639,713	$–	$4,210,000

Changes in Level 3 financial instruments are as follows:

	December 31,	Purchases, Issuances and	Change in	September 30,
	2024	Settlements	Fair Value	2025
Non-public warrants	$–	$195,000	$1,015,000	$1,210,000
Contingent consideration from Rotor Lab acquisition	–	3,000,000	–	3,000,000
Total	$–	$3,195,000	$1,015,000	$4,210,000

The Company calculated the fair value of the non-public warrants using a Black-Scholes pricing model which values the warrants based on the stock price at the valuation date, the expected life of the warrant, the estimated volatility of the stock, and the risk-free interest rate over the expected life of the warrant. The Company used the following inputs related to the warrant fair value as of September 30, 2025:

Supplemental Information	Non-public Warrants
Expected life of the warrants (years)	0.25
Fair market value	$ 3.78 – 7.02
Warrant strike price	$ 6.00
Risk free interest rate	3.61 – 4.30%
Volatility	124.16 – 145.84%

The contingent consideration from the Rotor Lab acquisition is based on the maximum amount of $3,000,000, which is provisional based on the pending fair value analysis. See Note 3 for additional information.

Disclosures for Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company's financial instruments mainly consist of cash, receivables, short-term investments, other current assets, accounts payable, and accrued expenses. The carrying amounts of cash, receivables, other current assets, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these instruments.

Our cash and short-term investments consisted of the following as of September 30, 2025:

	Cost	Gross Unrealized Gains (Losses)	Fair Value
Cash	$64,285,752	$–	$64,285,752
Short-term investments	11,000,000	5,849,713	16,849,713
Total	$75,285,752	$5,849,713	$81,135,465

Accrued Warranty

Fat Shark products are warranted against defects in materials and workmanship for a period of two years from the date of shipment. If a defect arises during the warranty period, Fat Shark will either (i) repair the affected product at no charge using new parts or parts that are equivalent to new in performance and reliability; (ii) exchange the affected product with a functionally equivalent product; or (iii) refund the original purchase price for the affected product. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 24 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize the additional cost of sales may be required in future periods. Historically, the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying consolidated balance sheets and amounted to $19,874 and $28,944 as of September 30, 2025 and December 31, 2024, respectively.

Rotor Riot does not provide any warranty of any kind for any of the equipment it sells or otherwise distributes. Consumers assume all risk for any products purchased or received from Rotor Riot.

Rotor Lab does not provide any warranty, but does provide for a seven day defect period. Rotor Lab has not had any material defects for products sold.

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

The Company receives revenues from the sale of products from both retail distributers and individual consumers. Sales revenue is recognized when the products are shipped and the price is fixed or determinable, no other significant obligations of the Company exist and collectability is probable. Revenue is recognized when the title to the products has been passed to the customer, which is generally the date the products are shipped to the customer. This is the date the performance obligation has been met.

Deferred Revenue

Deferred revenue relates to orders placed and payment received, but not yet fulfilled. All deferred revenue is expected to be recognized within one year. Deferred revenue related to orders placed, but not yet fulfilled totaled $1,518,736 and $197,117 as of September 30, 2025 and December 31, 2024, respectively. The Company has recognized $180,868 of deferred revenue that was outstanding as of December 31, 2024 during the nine months ended September 30, 2025. The increase in deferred revenue relates to current year orders that have not yet been fulfilled, most of which were received during the third quarter of 2025.

Cost of Goods Sold

Cost of goods sold includes inventory costs, direct packaging costs and production related depreciation, if any.

Shipping and Handling Costs

Shipping and handling costs incurred for products shipped to customers are included in operations expenses and amounted to $226,530 and $123,690 for the nine months ended September 30, 2025 and 2024, respectively. Shipping and handling costs charged to customers are included in sales.

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

Stock-Based Compensation

Stock options and warrants are valued using the estimated grant-date fair value method of accounting in accordance with ASC Topic 718, Compensation – Stock Compensation. Fair value is determined based on the Black-Scholes Model using inputs reflecting our estimates of expected volatility which includes the use of comparable public companies due to the lack of trading history of the Company’s stock, term and future dividends. The Company recognizes forfeitures as they occur. The fair value of restricted stock is based on our quoted stock price or other fair value indicators on the date of grant. Compensation cost is recognized on a straight-line basis over the service period which is typically the vesting term.

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

The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income per share of common stock attributable to common stockholders.

	For the Three months Ended		For the Nine months Ended
	September 30		September 30
	2025	2024	2025	2024
Weighted average shares used in computing net income per share of common stock, basic	30,002,179	7,147,866	22,610,516	7,749,285
Add incremental shares:
Stock based awards (options and restricted stock units)	257,303	–	–	–
Warrants	321,712	–	–	–
Weighted average shares used in computing net income per share of common stock, diluted	30,581,194	7,147,866	22,610,516	7,749,285

The following table presents the potentially dilutive shares that were excluded for the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024 from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	For the Nine months Ended	For the Three and Nine months Ended
	September 30	September 30
	2025	2024
Unvested stock options	682,600	330,000
Unvested restricted stock awards	550,000	–
Warrants	1,154,473	692,500
Convertible preferred stock	–	5,130,000
Convertible debt	–	1,507,538
Total	2,387,073	7,600,038

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Unusual Machines, which manufactures and sells drones and drone-related components, operates as a single reportable segment entity. Our chief operating decision maker, our Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Chief Executive Officer is regularly provided with consolidated revenue and expenses consistent with those presented in the consolidated statements of operations and assets and liabilities consistent with those presented in the consolidated balance sheets.

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

Rotor Lab

On September 3, 2025, the Company closed on the acquisition of Rotor Lab. Rotor Lab is an Australian developer and manufacturer of electric motors and propulsion systems for unmanned aerial systems (“UAS”). Its product line includes precision-wound electric motors across multiple classes, from sub-400W units for small UAS to high-power motors supporting large rotary and fixed wing platforms.

The Company is currently building out a motor production facility in Orlando, FL in which the Company will start producing motors for drones in the fourth quarter of 2025. The Company and Rotor Lab have been working together prior to the acquisition on co-developing several motor designs and sizes. The acquisition helps the Company accelerate their goals of building a resilient drone supply chain through their team and technology. In addition, Rotor Lab will continue to serve as the engineering center for the Company’s motor design, prototyping, and low to medium volume production of orders.

The Business Combination was based on a share purchase agreement (the “Rotor Lab Purchase Agreement”) that was executed on June 12, 2025, subject to customary closing conditions and was completed on September 3, 2025. Under the terms of the Rotor Lab Purchase Agreement, the consideration paid for the acquired assets consisted of (i) the issuance of common stock for a value of $4.0 million based on the preceding 20 day average Volume Weighted Average Price (“VWAP”) of the Company’s stock from the date of the signing the Rotor Lab Purchase Agreement in June 2025, and (ii) the issuance of common stock for up to a total value of an additional $3.0 million based on the Company producing and recognizing revenue, dollar for dollar related to internally manufactured motors during the first two years after the acquisition closing date. The shares will be calculated and issued based on the Company’s VWAP for the preceding 20 days on each anniversary date of the closing of the transaction.

The acquisitions met the definition of a business combination under ASC 805, Business Combinations, and therefore the assets acquired, and liabilities assumed are accounted for at fair value. The Company has not completed its evaluation of the fair value of assets acquired and liabilities assumed of Rotor Lab for the purpose of its 2025 fiscal year financial reporting and as such has not fully determined the unallocated purchase price between goodwill and other intangible assets. The Company issued 656,642 shares of its common stock based on the formula as noted above, which resulted in an initial purchase price of $5,922,911 based on the Company’s stock price of $9.02 on September 3, 2025, which was the closing date of the acquisition. Contingent purchase price has provisionally been recorded at the maximum amount of $3,000,000, which is provisional based on the pending fair value of such consideration. Such amounts are subject to adjustment during the one-year measurement period.

The following represents the fair value allocation of Rotor Lab Purchase Price:

Cash	$93,054
Accounts receivable (approximates contractual value)	132,419
Inventories	36,888
Prepaid expenses	21,843
Property and equipment	179,772
Right of use asset – operating	58,524
Other current assets	10,266
Unallocated purchase price	8,725,968

Total assets	9,258,734

Accounts payable and accrued liabilities	92,113
Deferred revenue	183,666
Deferred tax liability	–
Operating lease liability – current and long-term	60,044
Total liabilities	335,823

Initial consideration	5,922,911
Contingent consideration	3,000,000

Total purchase price	$8,922,911

The results of Rotor Lab have been included in the Consolidated Financial Statements from the date of acquisition. Revenues included $128,024 and net income included $42,883 from the date of acquisition through September 30, 2025 in the consolidated statement of operations. The table below presents the results as reported by the Company and unaudited pro forma results of the Company, assuming that the acquisition of Rotor Lab occurred at the beginning of each period. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented (in thousands, except per share data):

	For the Nine months Ended		For the Nine months Ended
	September 30, 2025		September 30, 2024
	As Reported (unaudited)	Proforma (unaudited)	As Reported (unaudited)	Proforma (unaudited)
Revenue	$6,301	$6,760	$3,561	$3,982
Gross profit/(loss)	2,132	2,465	992	1,382
Loss from operations	(15,420)	(15,430)	(4,119)	(4,059)
Other expense	6,792	6,792	(743)	(695)
Net loss	$(8,628)	$(8,638)	$(4,862)	$(4,754)
Net earnings per share:
Basic	$(0.38)	$(0.38)	$(0.63)	$(0.61)

The unaudited consolidated pro forma financial information is presented for informational purposes only. The unaudited consolidated pro forma adjustments are based on preliminary estimates, information available and certain assumptions, and may be revised as additional information becomes available. In addition, the unaudited pro forma financial information does not reflect any adjustments for non-recurring items or anticipated synergies resulting from the acquisition.

Note 4 – Inventories

Inventories, which consist solely of raw materials, work in process and finished goods, totaled $3,118,491 and $1,335,503 as of September 30, 2025 and December 31, 2024, respectively.

	September 30, 2025	December 31, 2024
Raw materials	$717,907	$–
Work in process	–	–
Finished goods	2,400,584	1,335,503
Total inventory	$3,118,491	$1,335,503

In addition, the Company had prepaid deposits for inventory totaling $6,921,679 and $904,728 as of September 30, 2025 and December 31, 2024, respectively.

Note 5 – Other Current Assets

Other current assets included as of:

	September 30, 2025	December 31, 2024
Prepaid insurance	$182,777	$31,500
Prepaid expenses	14,511	–
Other current assets	21,583	–
Total other current assets	$218,871	$31,500

Non-current other assets include rent deposits of $84,693 and $59,426 related to the operating leases for our Orlando, FL facilities as of September 30, 2025 and December 31, 2024, respectively.

Note 6 – Property and Equipment, net

Property and equipment consist of assets with an estimated useful life greater than one year. Property and equipment are reported net of accumulated depreciation, and the reported values are periodically assessed for impairment. Property and equipment as of:

	September 30, 2025	December 31, 2024
Computer equipment	$22,000	$7,738
Motor production equipment	1,601,420	–
Tenant improvements	114,785	–
Total Property and Equipment	1,738,205	7,738

Accumulated depreciation	(9,544)	(7,168)
Total property and equipment, net	$1,728,661	$570

Depreciation expense totaled $2,369 and $171 for the nine months ended September 30, 2025 and 2024, respectively. The Company has open commitments of approximately $3.2 million related to the purchase of motor production equipment and $0.9 million related to tenant improvements. These assets are expected to be placed into service during Q4 2025.

Note 7 – Operating Leases

The Company has assumed in the February 2024 business combination a five-year operating lease for approximately 6,900 square feet of warehouse and office space in Orlando, Florida. The lease commenced in November 2023 and expires in October 2028. The Company has valued the ROUA and the associated liability, as of February 16, 2024, at $378,430. The Company has no finance leases. Operating lease expense totaled $78,859 and $61,335, respectively for the nine months ended September 30, 2025 and 2024.

In June 2025, the Company signed a lease agreement for an additional 17,000 square feet of warehouse/office space in Orlando, FL. This space will be used primarily for motor production. The lease commencement date is August 1, 2025 and currently runs through August 21, 2030. The Company has valued the ROUA and the associated liability, as of August 1, 2025, at $973,443. The Company has no finance leases. Operating lease expense totaled $42,287 and $0, respectively for the nine months ended September 30, 2025 and 2024.

The Company has assumed in the acquisition of Rotor Lab on September 3, 2025, a three-year operating lease of warehouse and office space in Canberra, Australia. The leased commenced in May 2024 and expires in April 2027. The Company has valued the ROUA and the associated liability, as of September 3, 2025, at $99,233. The Company has no finance leases. Operating lease expense totaled $3,271 and $0, respectively for the nine months ended September 30, 2025 and 2024.

The following is a summary of the operating lease right-of-use assets and liabilities at September 30, 2025:

Operating Lease
Operating lease right-of-use assets	$1,451,106
Less: accumulated amortization	(182,828)
Operating lease right-of-use assets, as of September 30, 2025	1,268,278

Operating lease liability	1,451,106
Less: accumulated reduction	(167,973)
Operating lease liability, as of September 30, 2025	1,283,132

Current operating lease liability	247,957
Non-current operating lease liability	1,035,175
Total operating lease liability	$1,283,132

The following is a summary of future lease payments required under the lease agreement:

Year	Future Lease Payments	Operating Lease Discount	Operating Lease Liability
2025	$94,033	$(35,318)	$58,715
2026	383,112	(124,738)	258,374
2027	369,793	(95,760)	274,033
2028	351,223	(64,786)	286,437
2029	267,320	(36,439)	230,880
2030	183,215	(8,522)	174,693
Total	$1,648,695	$(365,563)	$1,283,132

Supplemental Information	UMAC	Rotor Riot	Rotor Lab
Weighted average remaining lease term (in years)	3.58	4.92	1.58
Weighted average discount rate	11.49%	11.49%	11.49%

Note 8 – Goodwill and Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2025. The carrying value of goodwill was $7,402,906 as of September 30, 2025.

Intangible Assets

As of September 30, 2025, the balances of intangible assets were as follows:

	Type	Gross Value	Accumulated Amortization	Net Value
Patents/IP	Finite-lived	$816,877	$(132,743)	$684,134

Trademark	Indefinite-lived	1,480,130	–	1,480,130

Total intangible assets, net		$2,297,007	$(132,743)	$2,164,264

Patents and intellectual property relate to the patents and technology know-how from the acquisition of Fat Shark in February 2024. Patents are amortized over 10 years. Trademarks relate to the brand name and recognition of Rotor Riot from the acquisition in February 2024. Amortization was $61,266 and $0 for the nine months ended September 30, 2025 and 2024, and $20,422 and $0 for the three months ended September 30, 2025 and 2024, related to the Patents.

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

Total interest expense for the nine months ended September 30, 2025 and 2024 was $0 and $101,648, respectively. Total interest expense for the three months ended September 30, 2025 and 2024 was $0 and $41,465, respectively

Note 10 – Earnings Per Share and Stockholders’ Equity

Preferred Stock

As of September 30, 2025 and December 31, 2024, there are no issued and outstanding Series A, B, and C Preferred Stock.

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

2024 Preferred Stock Transactions

During the nine months ended September 30, 2024, shareholders converted 140 shares of Series B into 700,000 shares of common stock. The Company cancelled the 140 shares of Series B upon the conversion.

Common Stock

2025 Transactions

On January 14, 2025, the Company issued 3,546 immediately vested restricted shares of common stock to non-employee directors of the Company. The shares of restricted stock were granted under the 2022 Equity Incentive Plan. The shares were valued at $11.99 per share, which was the value the Company’s common stock on the date of grant, respectively for a total of $42,517 to be recognized as stock compensation expense during the nine months ended September 30, 2025.

On February 3, 2025, the Company issued 480,000 restricted shares of common stock to executive officers and certain employees of the Company. The shares of restricted stock were granted under the Company’s 2022 Equity Incentive Plan. The restricted shares issued to executive officers are subject to pro rata forfeiture through December 31, 2025. The restricted shares issued to certain employees are subject to pro-rata forfeiture over a four-year period. The shares were valued at $12.00 per share, which was the value of the Company’s common stock on the date of grant, respectively for a total of $5,760,000 to be recognized as stock compensation expense pro-rata over the vesting period. Stock compensation expense of $4,154,839 was recognized during the nine months ended September 30, 2025.

In February 2025, the Company issued 1,224,606 shares of common stock related to warrant holders exercising their warrants at an exercise price of $1.99. The Company received gross proceeds of $2,436,966 related to the warrant exercises. The Company cancelled the 1,224,606 warrants upon issuance of the common shares.

On May 7, 2025, in a confidentially marketed public offering the Company sold 8,000,000 shares of common stock at $5.00 per share resulting in gross proceeds of $40,000,000, prior to payment of placement agent fees of $3,200,000 and $304,000 of other offering expenses resulting in net proceeds of $36,496,000. Dominari Securities, LLC acted as the sole placement agent and also received a warrant to purchase 640,000 shares of the Company’s common stock at $5.00 per share over a two-year period expiring on May 6, 2027.

On May 19, 2025, the Company issued 33,336 immediately vested restricted shares of common stock to non-employee directors of the Company. The shares of restricted stock were granted under the 2022 Equity Incentive Plan. The shares were valued at $5.40 per share, which was the value the Company’s common stock on the date of grant, respectively for a total of approximately $180,000 to be recognized as stock compensation expense during the nine months ended September 30, 2025.

On May 19, 2025, the Company issued 4,630 immediately vested shares of common stock to a consultant of the Company related to services provided. The shares of common stock were granted under the 2022 Equity Incentive Plan. The shares were valued at $5.40 per share, which was the value the Company’s common stock on the date of grant, respectively for a total of approximately $25,000 to be recognized as stock compensation expense during the nine months ended September 30, 2025.

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

On July 15, 2025, in a registered direct offering the Company sold 5,000,000 shares of common stock at $9.70 per share resulting in gross proceeds of $48,500,000, prior to the payment of placement fees of $3,395,000 and $204,000 of other offering expenses resulting in net proceeds of $44,901,000. Dominari Securities, LLC acted as the sole placement agent and also received a warrant to purchase 350,000 shares of the Company’s common stock at $9.70 per share over a two-year period expiring on May 6, 2027.

On August 1, 2025, the Company issued 150,000 shares of common stock related to the delivery of vested restricted stock units under the 2022 Equity Incentive Plan to certain executives of the Company as a bonus related to the May 2025 public offering. The shares were valued at $1,285,500 based on the $8.57 based on the quoted trading price on grant date. The shares are subject to the Company’s clawback policy.

On August 7, 2025, the Company issued 100,000 restricted shares of common stock to certain employees of the Company. The shares of restricted stock were granted under the Company’s 2022 Equity Incentive Plan. The restricted shares issued to employees are subject to pro-rata forfeiture over a four-year period. The shares were valued at $9.59 per share, which was the quoted trading price of the Company’s common stock on the date of grant, respectively for a total of $959,000 to be recognized as stock compensation expense pro-rata over the vesting period. Stock compensation expense of $35,638 was recognized during the nine months ended September 30, 2025.

On August 19, 2025, the Company issued 9,232 immediately vested restricted shares of common stock to non-employee directors of the Company. The shares of restricted stock were granted under the 2022 Equity Incentive Plan. The shares were valued at $9.75 per share, which was the quoted trading price the Company’s common stock on the date of grant, respectively, for a total of approximately $90,000 to be recognized as stock compensation expense during the nine months ended September 30, 2025.

On August 19, 2025, the Company issued 1,539 immediately vested shares of common stock to a consultant of the Company related to services provided. The shares of common stock were granted under the 2022 Equity Incentive Plan. The shares were valued at $9.75 per share, which was the quoted trading price the Company’s common stock on the date of grant, respectively for a total of approximately $15,000 which is recognized as stock compensation expense during the nine months ended September 30, 2025 and included in stock compensation expense – vested stock on the statement of stockholder’s equity.

On September 2, 2025, the Company issued 280,000 restricted shares of common stock to certain employees of the Company. The shares of restricted stock were granted under the Company’s 2022 Equity Incentive Plan. The restricted shares issued to employees are subject to pro-rata forfeiture over a four-year period. The shares were valued at $9.16 per share, which was the value of the Company’s common stock on the date of grant, respectively for a total of $2,564,800 to be recognized as stock compensation expense pro-rata over the vesting period. Stock compensation expense of $51,085 was recognized during the nine months ended September 30, 2025.

On September 3, 2025, the Company issued 656,642 of common stock related to the closing of the Rotor Lab acquisition (see Note 3). The shares were valued at $9.02 per shares which was the closing trading price of the Company’s common stock on September 3, 2025, the closing date of the acquisition, resulting in an aggregate value of $5,922,911.

On September 24, 2025, the Company issued 8,500 shares of common stock related to warrant holders exercising their warrants. The Company received gross proceeds of $42,500 related to the warrant exercises. The Company cancelled the 8,500 warrants upon issuance of the common shares.

In September 2025, the Company issued 50,000 shares of common stock related to the vesting of certain employee restricted stock units in which the Company issued 50,000 shares of common stock related to the vesting of these restricted stock units.

During the nine months ended September 30, 2025, several employees of the Company exercised 119,900 of their vested stock options in which the Company issued 119,900 shares of common stock related to these exercises. The Company received total cash proceeds of $501,610 related to the exercise of the stock options.

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

During the nine months ended September 30, 2024, the Company issued 700,000 shares of common stock related to certain shareholders converting 140 Series B shares into common stock.

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

The April 30, 2024 and May 2, 2024 shares were valued at $1.20 and $1.23 per share, respectively for a total of $1,174,698 to be recognized pro-rata over the vesting period through February 14, 2025, which is the forfeiture period. Stock compensation expense of $679,699 was recognized during the nine months ended September 30, 2024.

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

Note 11 – Share Based Awards

Stock Options

The 2022 Equity Incentive Plan (the “Plan”) allows the Company to incentivize key employees and directors with long term compensation awards such as stock options, restricted stock, and other similar types of awards. The Plan is authorized to issue up to 15% of the outstanding shares on a fully diluted basis giving effect to the exercise and conversion of all outstanding common stock equivalents issued outside of the Plan. In addition, the Plan has an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2025 and ending in 2032 equal to the lesser of (a) five percent (5%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our board of directors. As of September 30, 2025, the Plan is authorized to issue up to 5,136,228 of awards after the 5% increase on January 1, 2025.

The following table presents the activity for stock options outstanding as of September 30, 2025:

	Non-Qualified Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2024	330,000	$1.24	9.34	$–
Granted	527,500	8.09	–	–
Forfeited/canceled	(55,000)	2.81	–	–
Exercised	(119,900)	4.18	–	–
Outstanding – September 30, 2025	682,600	$5.89	6.81	$6,289,795
Exercisable – September 30, 2025	100,308	2.84	8.56	1,229,704

The Company recognized $714,731 in stock-based compensation expense related to stock options during the nine months ended September 30, 2025. As of September 30, 2025, there was $2,642,646 of unrecognized stock-based compensation expense related to unvested stock options to be recognized over the remaining vesting term through 2029.

Restricted Stock

The following table presents the activity for restricted stock outstanding:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value - RSA	Restricted Stock Units	Weighted Average Grant Date Fair Value - RSU
Unvested - December 31, 2024	227,723	$1.20	150,000	$4.40
Granted	1,087,283	10.24	200,000	9.43
Forfeited/canceled	–	–	–	–
Vested	(765,006)	7.64	(350,000)	7.27
Unvested – September 30, 2025	550,000	$10.12	–	$–

Restricted stock awards are equity grants to officers, directors and employees of the Company in which restricted common stock is issued on the grant date subject to vesting and claw-back provisions. Restricted stock units are equity grants to employees and advisors of the Company in which common stock is issued upon meeting certain vesting requirements.

The total value of restricted stock awards and restricted stock units granted during the nine months ended September 30, 2025 is $13,021,600. The Company recognized $8,807,530 in stock-based compensation expense related to restricted stock awards and restricted stock units during the nine months ended September 30, 2025. As of September 30, 2025, there was $4,894,495 of unrecognized stock-based compensation expense related to unvested restricted stock awards and units to be recognized over the remaining vesting term through March 2029.

Warrants

The following table presents the activity for warrants outstanding as of September 30, 2025:

		Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding - December 31, 2024	1,397,579	$2.01
Granted	990,000	6.66
Forfeited/cancelled/restored	–	–
Exercised	(1,233,106)	2.01
Outstanding – September 30, 2025	1,154,473	$6.00

As Discussed in Note 10, “Earnings Per Share and Stockholders’ Equity”, in connection with the May 2025 public offering and July 2025 registered direct offering, the Company issued 990,000 warrants to the underwriter. The warrants have an average exercise price of $6.66.

In addition, certain warrant holders exercised 1,233,106 warrants related to our October 2024 private placement during the nine months ended September 30, 2025.

All warrants outstanding have a weighted average remaining contractual life of approximately 2.08 years as of September 30, 2025. The aggregate intrinsic value of the warrants at September 30, 2025 is $10,510,241.

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

On June 4, 2025, the Company entered into a Lease Agreement to lease approximately 17,000 square feet of space for the Company’s drone motor manufacturing facility in Orlando, Florida, at an average monthly rental of $21.1k over a five year period. The lease commenced on August 1, 2025 and expires in August 2030. As of September 30, 2025, the Company has open commitments of approximately $3.2 million related to the purchase of motor production equipment and $0.9 million related to tenant improvements. These assets are expected to be placed into service during Q4 2025.

As a part of the business combination that occurred on September 3, 2025, the Company acquired a three-year operating lease of warehouse and office space in Canberra Australia. The lease commenced in May 2024 and expires in April 2027. See Note 7 – Operating Leases for additional information.

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

Note 14 – Subsequent Events

At the Market Agreement

On August 28, 2025, the Company entered into a Capital on Demand Sales Agreement (the "Sales Agreement”) with Jones Trading Institutional Services LLC ("Jones”), pursuant to which the Company may issue and sell over time and from time to time up to $300,000,000 worth of shares of the Company’s common stock (the "Shares”). Sales of the Shares, if any, may be made by any method permitted by law deemed to be an "at the market” offering as defined in Rule 415 of the Securities Act of 1933, including without limitation sales made directly on or through the NYSE American, the trading market for the Company’s common stock, or any other existing trading market in the United States for the Company’s common stock, sales made to or through a dealer other than on an exchange or otherwise, sales made directly to Jones as principal in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or in any other method permitted by law. Jones will use commercially reasonable efforts to sell on behalf of the Company all the Shares requested to be sold by the Company, consistent with its normal trading and sales practices, subject to the terms of the Sales Agreement.

Under the Sales Agreement, Jones will be entitled to compensation of 3.0% of the gross proceeds from the sales of the Shares sold under the Sales Agreement. In addition, the Company has agreed to reimburse Jones for the fees and disbursements of its counsel, in an amount not to exceed $55,000. In addition, the Company shall reimburse Jones for legal fees of its counsel up to $3,750 for each quarterly due diligence update. The Shares are being offered and sold pursuant to a prospectus supplement filed with the SEC.

During the month of October 2025, the Company sold 4,666,600 shares of common stock at an average price of $15.46 per share under the Agreement for total gross proceeds of approximately $72.1 million. The Company paid Jones $2.16 million related to the sales of common stock under the Agreement.

Fulfillment Lease

On October 30, 2025, the Company entered into a lease agreement for an additional 25,000 square feet of warehouse/office space in Orlando, FL. This space will be used primarily as a fulfillment center. The lease commencement date is December 1, 2025 and currently runs through December 31, 2030.

Warrants Exercise

On November 5, 2025, warrant holders exercised 640,000 warrants at $5.00 per warrant in connection with the the May 2025 confidentially marketed public offering and the Company issued 640,000 shares of Common Stock. The Company received cash proceeds of $3,200,000 in relation to the exercise.

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

Company Overview

We are a Nevada corporation with our principal place of business in Orlando, Florida. We sell and manufacture drones and drone components across a diversified brand portfolio, which includes Fat Shark, the leader in FPV (first-person view) ultra-low latency video goggles for drone pilots. We also retail small, acrobatic FPV drones and equipment directly to consumers through the curated Rotor Riot e-commerce store. Beginning in the second half of 2024, we launched our business-to-business (“B2B”) channel selling drone parts to commercial customers. With a changing regulatory environment, we seek to be a dominant Tier-1 parts supplier to the fast-growing multi-billion-dollar U.S. drone industry. The Company recently opened a drone motor manufacturing facility in Orlando, Florida, is expecting to open a fulfillment facility in Orlando, Florida in December 2025, and expects to open a drone manufacturing facility in the coming months in Orlando, Florida.

Recent Developments, Challenges and Uncertainties

At the Market Agreement

On August 28, 2025, we entered into a Capital on Demand Sales Agreement (the "Sales Agreement”) with Jones Trading Institutional Services LLC ("Jones”), pursuant to which we may issue and sell over time and from time to time up to $300,000,000 worth of shares of our common stock (the "Shares”). Sales of the Shares, if any, may be made by any method permitted by law deemed to be an "at the market” offering as defined in Rule 415 of the Securities Act of 1933 (the "Securities Act”), including without limitation sales made directly on or through the NYSE American, the trading market for the Company’s common stock, or any other existing trading market in the United States for the Company’s common stock, sales made to or through a dealer other than on an exchange or otherwise, sales made directly to Jones as principal in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or in any other method permitted by law. Jones will use commercially reasonable efforts to sell on behalf of us all the Shares requested to be sold by us, consistent with its normal trading and sales practices, subject to the terms of the Sales Agreement.

Under the Agreement, Jones will be entitled to compensation of 3.0% of the gross proceeds from the sales of the Shares sold under the Sales Agreement. In addition, we have agreed to reimburse Jones for the fees and disbursements of its counsel, in an amount not to exceed $55,000. In addition, we shall reimburse Jones for legal fees of its counsel up to $3,750 for each quarterly due diligence update. The Shares are being offered and sold pursuant to a prospectus supplement filed with the SEC.

During the month of October 2025, we sold 4,666,600 shares of common stock at an average price of $15.46 per share under the Agreement for total gross proceeds of approximately $72.1 million. We paid Jones approximately $2.2 million related to the sales of common stock under the Sales Agreement.

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

With the funds received from our recent offerings, we are focusing on growing both our enterprise and retail revenue channels and investing in drone component manufacturing in the United States. During the first quarter of 2025, we added both the Rotor Riot Brave 55A ESC (electronic speed controller), and the Fat Shark Aura FPV (first-person view) Camera to the U.S. Department of Defense Innovation Units Blue UAS Framework (“DIU Blue Framework”). In addition, in July 2025, we added the Fat Shark Aura Video Transmitter (VTX) to the DIU Blue Framework. In furtherance of our B2B business, we have entered into a new lease of a 17,000 square foot facility in Orlando, Florida effectively August 1, 2025, where we recently opened a drone motor manufacturing plant. See Note 7 to Consolidated Financial Statements. While we continued to see top line revenue growth during the first half of 2025, our continued future plans for retail revenue growth and margins are subject to uncertainties outside of our control, including changes to trade policy with respect to tariffs and other impacts to our global supply chain cost structure. We are continually evaluating the tariff landscape and working to find reliable and high quality suppliers in multiple countries including the United States and Taiwan that we anticipate will have the least amount of impact to our retail costs and overall margin. Because of the tariff uncertainties, we cannot predict the impact tariff policies in the United Staes and other countries will have on our business. But our consumer business (“B2C”) relies heavily on China so retaliatory tariffs can adversely affect us especially our B2C business. See “Item 1A – Risk Factors” for more information on the risks associated with the uncertainty of the imposition of tariffs on our business.

Rotor Lab Acquisition

On June 12, 2025, we entered into a Share Purchase Agreement (“SPA”) to acquire 100% of the capital stock of Rotor Lab Pty Ltd., an Australian company (“Rotor Lab”) from its existing shareholders. We agreed to issue the sellers a total of $4,000,000 of shares of our common stock, plus additional earnout consideration of up to $3,000,000 worth of shares of our common stock. $800,000 of the initial consideration will be restricted and subject to forfeiture in the event of a breach of representations and warranties and indemnification. The acquisition of Rotor Lab was finalized on September 3, 2025 with the issuance of 656,642 shares of our common stock.

Recent Customer Purchase Orders

On October 15, 2025, we secured an order from the U.S. Army’s 101st Airborne Division for 3,500 NDAA-compliance motors produced at our new U.S. based manufacturing facility. The motors will support the Division’s deployment of the new Attritable Battlefield Enabler V1.01 drones. The Army has also indicated plans to expand procurement, targeting an additional order of 20,000 components including motors from us in 2026.

On October 3, 2025, we secured an $800,000 purchase order for high-performance drone components from Red Cat. The order includes several of our Blue UAS products and motors that will be integrated into Red Cat’s FANG™ drones, supporting ongoing demand for U.S. made, NDAA compliant systems in defense, public safety, and other government agency applications.

On September 30, 2025, we secured a $12.8 million defense purchase order supplying Strategic Logix’s RRSL Drone Systems. We are the primary supplier of NDAA compliant components including our Blue UAS listed Aura Analog Camera, Aura VTX, Brave Flight Controller, and Brace ESCs for the RRSL line. The RRSL developed by Strategic Logix is an interoperable UAV platform with configurations starting at $800, including manual, autonomous, and fiber enabled options. The order covers more than 160,000 of our manufactured components, including ground control systems, highlighting both the demand scale and our central role in enabling production.

Recent Investments

On September 29, 2025, we entered into a Securities Purchase Agreement with Kopin Corporation (“Kopin”) pursuant to which we purchased 2,380,952 shares of Kopin’s common stock at a purchase price of $2.10 per share, for an aggregate purchase price of $5.0 million In addition, on September 29, 2025, Kopin and Unusual Machines entered into a Registration Rights Agreement, pursuant to which Kopin agreed to file a registration statement with the SEC on or prior to the 40th calendar day following the date of the Securities Purchase Agreement.

On September 16, 2025, we entered into a Securities Purchase Agreement with Lightpath Technologies, Inc. (“Lightpath”) pursuant to which we purchased 800,000 of Lightpath’s common stock at a purchase price of $5.00 per share for an aggregate purchase price of $4.0 million. On October 1, 2025, Lightpath filed a registration statement on Form S-3 to register the issuance of such shares of common stock.

On August 19, 2025, we entered into a Securities Purchase Agreement with Safe Pro Group Inc. (“Safe Pro”) pursuant to which we purchased for an aggregate purchase price of $2.0 million an aggregate of: (i) 500,000 shares of Safe Pro’s common stock, and (ii) three-year warrants to purchase up to 500,000 shares of Safe Pro’s common stock (the “Warrants”). The Warrants were issued on August 21, 2025, have an initial exercise price equal to $6.00 per share, are immediately exercisable, and will expire three years from the date of issuance. The combined purchase price of one share of common stock and one accompanying Warrant was $4.00. The issuance of the shares of common stock and the shares of common stock underlying the warrants are registered pursuant an effective registration statement (No. 333-290107) and are freely tradeable.

Recent Hires

On October 1, 2025, Unusual Machines appointed Mr. Al Ducharme as Vice President of Engineering. Mr. Ducharme has more than 25 years of experience in photonics, optics, embedded systems, and unmanned aerial vehicle (UAV) technologies. At Hoverfly, he grew the company from startup to global supplier, launching more than 20 products, including one of the world's first drone flight controllers. He holds 30 U.S. and international patents and a proven record in product development, IP strategy, and scaling engineering teams. In his new role, Ducharme wil report to COO Andrew Camden and partner with Unusual Machines' production team to align design and engineering, focusing on speed, quality, and anticipating customer needs.

On September 19, 2025, Unusual Machines appointed Mr. Nathaniel Kennedy as Vice President of Marketing. With over 25 years of experience in e-commerce, consumer, enterprise, and licensing, Mr. Kennedy has led digital transformation, forged high-profile partnerships-including a NASCAR collaboration-and scaled businesses into national leaders. At Unusual Machines, he will oversee marketing for Rotor Riot, Fat Shark, and the broader portfolio, in addition to supporting enterprise and defense growth.

On September 4, 2025, Unusual Machines appointed Mr. Craig McIntyre as Vice President of Enterprises Sales. Mr. McIntyre brings more than 20 years of leadership in sales and business development, including senior roles building drone solutions ecosystems and navigating government procurement. Most recently, he served as Head of Commercial Market Development for Drone Solutions at BT Group, where he oversaw counter UAS and infrastructure contracts, introduced the world's first 4G drone SIM, and launched national drone survey services. He has also founded and scaled multiple start-ups focused on UAV, counter-UAS, and emerging technology markets.

On August 11, 2025, Unusual Machines appointed Mr. Tom Mercier as Vice President of Headsets. Mr. Mercier brings deep technical and operational experience in developing and scaling specialty optical systems-from early prototypes through high-yield manufacturing. His leadership at Magic Leap, Google, and Broadcom demonstrates his ability to bring sophisticated hardware to market efficiently, with an emphasis on yield, quality, and operational discipline.

On July 7, 2025, Unusual Machines promoted Stacey Wright to executive Vice President of Revenue. Ms. Wright joined Rotor Riot in 2020 as Vice President and was promoted to President in 2024 following its acquisition by Unusual Machines. She has been instrumental in scaling operations and laying the foundation for sustained growth. At the time she joined, Rotor Riot's annual revenue stood at $1.7 million.

Results of operations

Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024

Revenue

During the three months ended September 30, 2025 we generated revenues totaling $2,134,588 compared to $1,531,264 during the three months ended September 30, 2024, representing an increase of $603,324 or 39%. The growth in revenue is primarily driven from growth in our enterprise channel as we are manufacturing Blue UAS products along with growth in our retail channel.

Cost of Goods Sold & Gross Profit

During the three months ended September 30, 2025, our cost of goods sold was $1,294,200 compared to $1,131,777 during the three months ended September 30, 2024, resulting in an increase of $162,423 or 14%. The increase is cost of goods sold relates to our increase in sales during the period.

During the three months ended September 30, 2025, our gross profit was $840,388 compared to $399,487 during the three months ended September 30, 2024, resulting in an increase of $440,901 or 110%. Our gross margin, as a percentage of sales, totaled 39.4% during the three months ended September 30, 2025, compared to gross margin of 26.1% during the three months ended September 30, 2024. We try and maintain margins in the 20% - 30% range on majority of our products and anticipate our gross profit to fluctuate period to period depending on certain promotions and products that are sold during the period and the mix of retail and enterprise sales that are sold during the period. We continue to see higher gross margins on our enterprise sales. Our gross margin is also subject to additional fluctuations based on the increased tariffs being imposed on certain products, which have been passed on to customers and will have an overall impact on our gross margin.

Operating Expenses

During the three months ended September 30, 2025, operations expenses totaled $636,705 compared to $218,126 during the three months ended September 30, 2024, resulting in an increase of $418,579 or 192%. Operations expense relate to expenses incurred for fulfilling orders and warehouse related expenditures including our warehouse personnel, supplies, and shipping expenses. The increase primarily relates to additional costs incurred related to the opening of our motor factory and its pre-opening operations along with additional shipping costs from the increase in revenue.

During the three months ended September 30, 2025, research and development expenses totaled $39,369 compared to $15,000 for the three months ended September 30, 2024, resulting in a increase of $24,369 or 162%. Research and development expense primarily relates to new product development and is subject to fluctuations based on specific research and development projects ongoing during the period.

During the three months ended September 30, 2025, sales and marketing expenses totaled $373,539 compared to $252,253 for the three months ended September 30, 2024, resulting in an increase of $121,286 or 48%. The increase primarily relates to additional costs related to marketing of our retail operations and additional staff that we’ve hired during the quarter.

During the three months ended September 30, 2025, general and administrative expenses totaling $4,730,063 compared to $1,374,989 for the three months ended September 30, 2024, resulting in an increase of $3,355,074 or 244%. The increase primarily relates to the increase in non-cash stock compensation expense which was approximately $2.1 million for the quarter and an increase in professional fees and other public company expenses.

During the three months ended September 30, 2025, non-cash depreciation and amortization expenses totaled $22,449 compared to $171 for the three months ended September 30, 2024, resulting in an increase of $22,278. The increase relates to an increase in depreciation expense for equipment acquired from the Rotor Lab acquisition and amortization related to intangibles.

Net Income

Our net income for the three months ended September 30, 2025, totaled $1,603,465 compared to a net loss of $2,144,250 for the three months ended September 30, 2024, resulting in an increase in net income of $3,747,715 or 174%. The increase in net income relates to the unrealized gain from our short term investments for approximately $5.8 million offset by an increase in SG&A expenses. With our minority investments in public companies, we are required to mark to market our portfolio and report the corresponding gain or loss.

Results of Operations – Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024

Revenue

During the nine months ended September 30, 2025 we generated revenues totaling $6,300,857 compared to $3,561,303 during the nine months ended September 30, 2024, representing an increase of $2,739,554 or 77%. The growth in revenue is driven from growth in our existing retail channel and the expansion of our enterprise sales.

Cost of Goods Sold

During the nine months ended September 30, 2025, we incurred cost of goods sold of $4,168,984 compared to $2,569,209 during the nine months ended September 30, 2024, resulting in an increase of $1,599,775 or 62%. Cost of goods sold primarily relate to product costs from our sales, but also include certain shipping and other direct product costs. The increase in cost of goods sold is driven entirely by the increase in our revenue.

Gross Margin

During the nine months ended September 30, 2025, our gross margin was $2,131,873 compared to $992,094 during the nine months ended September 30, 2024, resulting in an increase of $1,139,779 or 115%. Our gross margin, as a percentage of sales, totaled 33.8% during the nine months ended September 30, 2025, compared to 27.9% during the nine months ended September 30, 2024. We anticipate our gross margin to fluctuate period to period depending on certain promotions and products that are sold during the period and the mix of retail and enterprise sales during the period. The margins we generated during the quarter are in line with our expectations and normal operating margins.

Operating Expenses

During the nine months ended September 30, 2025, operations expenses totaled $1,343,584 compared to $544,220 during the nine months ended September 30, 2024, resulting in an increase of $799,364 or 147%. Operations expenses primarily relate to our direct operations including our warehouse personnel and warehouse expenses. In addition, we have started incurring additional operations related expenses as we start incurring costs related to our motor production facility.

During the nine months ended September 30, 2025, research and development expenses totaled $110,002 compared to $42,078 for the nine months ended September 30, 2024, resulting in an increase of $67,924 or 161%. Research and development expense primarily relates to new product development as we continue to partner with manufacturers to bring drone component manufacturing to the United States.

During the nine months ended September 30, 2025, sales and marketing expenses totaled $883,513 compared to $795,643 for the nine months ended September 30, 2024, resulting in an increase of $87,870 or 11%. Sales and marketing expenses primarily relate to advertising spend related to Rotor Riot and payroll expenses. The increase relates mainly to adding additional staffing in our sales team.

During the nine months ended September 30, 2025, general and administrative expenses totaling $15,151,160 compared to $3,728,749 for the nine months ended September 30, 2024, resulting in an increase of $11,422,411 or 306%. The increase relates primarily to increased non-cash expenses totaling $9,522,260 related to stock based compensation expense compared to the expense in 2024 of $759,673 and the additional increase is from increase in professional fees and other public company related expenses.

During the nine months ended September 30, 2025, depreciation and amortization expenses totaled $63,635 compared to $513 for the nine months ended September 30, 2024, resulting in an increase of $63,122. The increase relates to depreciation during the third quarter from the acquisition of Rotor Lab assets and amortization related to intangible assets.

Net Loss

Our net loss for the nine months ended September 30, 2025, totaled $8,627,553 compared to $4,862,490 for the nine months ended September 30, 2024, resulting in an increase in net loss of $3,765,063 or 77%. The increase primarily relates to an increase of approximately $8.7 million increase over year 2024 in non-cash stock based compensation expense offset by unrealized gains from short term investments of approximately $5.8 million.

Cash Flow Analysis

Our future cash flows from operating activities will be significantly impacted by revenues received, our investment in sales and marketing to drive growth, and general and administrative expenses related to operating a public company. Our ability to meet future liquidity needs will be driven by our operating performance and the extent of continued investment in our operations. Failure to generate sufficient revenues and related cash flows could have a material adverse effect on our ability to achieve our business objectives.

Operating Activities

Net cash used in operating activities was $11,394,294 during the nine months ended September 30, 2025, compared to net cash used in operating activities of $2,718,513 during the nine months ended September 30, 2024, representing an increase of $8,675,781 or 319%. This increase in net cash used in operating activities primarily resulted from our increase in net loss of $3,765,063, increase in inventory of $2,083,662, prepaid inventory of $5,697,419, other assets of $1,037,670, and unrealized gain on trading securities of $5,849,713, offset by the change in share based compensation expense of $8,762,588 and customer deposits of $951,877.

Investing Activities

Net cash used in investing activities was $12,457,633 during the nine months ended September 30, 2025 compared to net cash used in investing activities of $852,801 during the nine months ended September 30, 2024, representing an increase of $11,604,832 or 1,361%. The cash used in investing activities during the nine months ended September 30, 2025 related to the purchasing of equipment related to our motor factory and our investment in short-term equity securities of $11.0 million.

Financing Activities

Net cash provided by financing activities totaled $84,378,076 during the nine months ended September 30, 2025, compared to net cash provided by financing activities of $4,362,313 during the nine months ended September 30, 2024, resulting in an increase in net cash provided by financing activities of $80,015,763. The increase primarily relates to net proceeds received from our common stock offerings totaling $81,397,000 after deducting offering expenses.

Liquidity and capital resources

As of September 30, 2025, we had current assets totaling $91,704,048 primarily consisting of cash balances of $64,285,750, short-term investments of $16,849,713, accounts receivable of $309,544, inventory of $3,118,491, other current assets of $218,871 and deposits for inventory of $6,921,679. Our current liabilities as of September 30, 2025 totaled $5,933,935, primarily consisting of accounts payable and accrued expenses of $1,167,242, deferred revenue of $1,518,736,current operating lease liability of $247,957, and contingent consideration related to the Rotor Lab acquisition of $3,000,000. Our net working capital as of September 30, 2025 was $85,770,113.

During the month of October 2025, we sold 4,666,600 shares of common stock at an average price of $15.46 per share under our At The Market Agreement and after deducting fees and other expenses, we received approximately $69.9 million in net cash proceeds.

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

As of November 6, 2025, we have approximately $133.0 million in cash. We believe that the net proceeds from our financings, warrant exercises, revenues, and existing cash balances will be sufficient to fund our current operating plans through more than the next 12 months. With the approximately $69.9 million of net proceeds we received in October 2025 from our ATM, the $3.2 million we received iu November 2025 in relation to certain warrant exercises, and our existing cash balances, we have substantial liquidity to support our business. For more information about our ATM, see “Item II – Other Information – Item 5”.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2025, were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls, segregation of duties, and procedures to support the identification of, accounting for, and the evaluation and disclosure of certain transactions, as limited individuals, either the Principal Executive Officer or Principal Financial Officer, initiates all transactions and they also review, evaluate, and approve these same transactions.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2025, we have continued to strengthen our internal controls including hiring of a Controller that will help provide additional segregation of duties, additional processes related to our financial reporting, and starting the documentation of our internal control process. This includes certain segregation of duties including the recording of financial records in NetSuite, the creation of purchase orders by our purchasing team that is approved in accordance with our authorization matrix, the receipt of inventory in NetSuite by our operations team in Orlando, FL, and dual approvals of all outgoing cash payments. As the implementation of NetSuite occurred, we experienced changes to our processes and procedures which in turn, resulted in changes to our internal control over financial reporting. We expect NetSuite to strengthen our internal financial controls. Management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve and plan to document our internal control framework and related activities.

Other than as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025, Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, filed with the SEC on August 14, 2025 and our Prospectus Supplement dated September 2, 2025, and in our subsequent filings with the SEC, in each case and the following additional Risk Factors.

Because of our dependence on a few significant customers, our failure to generate revenue from such customers may impair our ability to achieve our projected financial results.

On October 15, 2025, we announced an order from the U.S. Army’s 101st Airborne Division for 3,500 NDAA-compliant motors produced at the company’s new U.S.-based manufacturing facility. The motors will support the Division’s deployment of the new Attritable Battlefield Enabler (A.B.E.) V1.01 drones. In addition to motors, the order includes U.S.-made, NDAA-compliant, and BLUE UAS-listed components: the Aura Analog Camera, Aura VTX, Brave Flight Controller, and Brave ESC. Together, these components ensure that the drones meet stringent compliance standards. The Army has also indicated plans to expand procurement, targeting an additional order of 20,000 components, including motors, from us in 2026.

On October 3, 2025, we secured an $800,000 purchase order for high-performance drone components from Red Cat. The order includes our BLUE UAS listed Aura Analog Camera, Aura VTX, Brave Flight Controller, Brave ESC, HDO+ Goggles, and motors, that will be integrated into Red Cat's FANG™ drones, supporting ongoing demand for U.S.-made, NDAA-compliant systems in defense, public safety, and other government agency applications.

On September 30, 2025 we announced a $12.8 million purchase order for components supplying Strategic Logix’s (“SL”) Rapid Reconfigurable Systems Line. There is no formal contract backstopping this purchase order. This purchase order represents the largest order that we have received to date and would account for more than our entire revenue over the nine months ending September 30, 2025.

We are dependent on fulfilling our backlog to a small number of customers, and SL in particular, to generate a significant portion of our B2B revenue, and these customers may change periodically. As a result, our financial results may be adversely affected if purchase orders from new or existing or future customers do not meet its assumptions or, if there is a default in payment by SL or any of our other customers. Furthermore, to the extent that any one customer or more accounts for a large percentage of our revenue, the loss of such customers, or changes in their buying patterns or decisions, could materially affect our financial results. If our customers experience financial difficulties or business reversals, or lose orders or anticipated orders, which may reduce or eliminate the need for the products which they ordered from us, they may be unable or unwilling to fulfill their contracts with us.

There is also a risk that SL or our other customers will attempt to impose new or additional requirements on us that reduce the profitability of the orders placed by those customers with us. Further, even if the orders are not changed, these orders may not generate margins equal to our recent historical or targeted results. If we do not book more orders with existing customers, or develop relationships with new customers, we may not be able to increase, or even maintain, our revenue, and our financial condition, results of operations, business and/or prospects may be materially adversely affected

Our failure to effectively manage our growth could harm its business.

Businesses which grow rapidly may have difficulty managing their growth. With our recent B2B orders and commencement of manufacturing, we are experiencing significant growth. Our drone motor manufacturing facility has recently opened and is operational. Further, we expect to open our headset manufacturing facility later in 2025 or in the first quarter of 2026. In addition, we have increased our headcount from 18 employees as of March 31, 2025, to 38 employees as of September 30, 2025, and we anticipate our headcount to continue to increase to over 75 before the end of the year. With our limited executive management team, we may be unable to effectively manage the growth, oversee our manufacturing facilities, integrate our new hires into our company culture and effectively deal with any human resource issues that may arise, which could have a material adverse effect on our business and future result of operations. In addition, with our rapid growth, we need to retain an OSHA consultant to identify, evaluate and control potential workplace hazards to prevent injuries, illnesses and fatalities We intend to retain a consultant to conduct such an assessment but there can be no assurance that any workplace hazards, injuries, illnesses and fatalities may occur which could have a material adverse effect on our business and future result of operations.

Rising threats of international tariffs, including tariffs applied to goods between the United States and China, may materially and adversely affect our business.

Our B2C business has historically been dependent on Chinese imports for our products and operations. For example, a majority of our products were manufactured, directly and indirectly, using Chinese vendors. However, our B2B business we instituted in the second half of 2024 employs a made in the United States model. Recently, the United States has imposed steep and additional tariffs on the importation from China and other countries of goods including the drone components we use in our B2C business. As a result, we have begun sourcing components from other countries including the United States and Taiwan. This creates several issues including increased costs and potential inventory shipment delays. This increase in tariffs imposed could materially and adversely affect our business and results of operations. These tariffs apply to the vast majority of our consumer inventory that we previously sourced for our B2C business. Except for our Unusual Machines branded products we have increased prices and may in the future be forced to implement additional price increases to adjust to the higher costs of inventory. This in turn creates the risk of reduced demand for such products and lower revenue. While to date, we appear to have not seen resistance based on increases in sales, that may not continue and future increases which we attempt to pass on to our customers may not work. Future inventory increases may require us to increase the prices of our branded products, which may result in decreased sales, particularly since we rely on consumer spending in our B2C channel and our B2C products are typically considered non-essential, and purchases are therefore highly price sensitive. The current status of tariffs remains uncertain and is subject ultimately to a United States Supreme Court ruling on the current administrations authority to impose tariffs.

In addition, changes in the state of China-United States relations, including any tensions relating to potential military conflict between China and Taiwan, are difficult to predict and could adversely affect the operations or financial condition of the Company given that we are shifting inventory for our B2C business to the United States and Taiwan. In addition to Chinese tariffs, one of our first B2B customers was a European company. While the United States and China have an agreement which sets tariffs on Chinese imports at 10%, that agreement is set to expire on November 10, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 19, 2025, the Company issued 2,308 shares of the Company’s restricted common stock to each of the Company’s four non-employee directors for services as a director. The shares of restricted stock are fully vested and granted under the Company’s 2022 Equity Incentive Plan.

The shares were exempt from registration under section 4(a)(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the nine months ended September 30, 2025.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

On August 28, 2025, the Company entered into a Sales Agreement with Jones, pursuant to which the Company may issue and sell over time and from time to time up to $300,000,000 of shares of the Company’s common stock (the “Shares”). This is commonly referred to as an At-the-Market transaction. The Sales of the Shares, if any, may be made by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on or through the NYSE American, the trading market for the Company’s common stock, or any other existing trading market in the United States for the Company’s common stock, sales made to or through a dealer other than on an exchange or otherwise, sales made directly to Jones as principal in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or in any other method permitted by law. Jones will use commercially reasonable efforts to sell on our behalf all the Shares requested to be sold by us, consistent with its normal trading and sales practices, subject to the terms of the Agreement. Under the Agreement, Jones will be entitled to compensation of 3.0% of the gross proceeds from the sales of the Shares sold under the agreement. In addition, we have agreed to reimburse Jones for the fees and disbursements of its counsel, in an amount not to exceed $55,000. In addition, we shall reimburse Jones for legal fees of its counsel up to $3,750 for each quarterly due diligence update.

As of November 6, 2025, we have raised approximately $72.1 million in gross proceeds under the ATM and issued 4,666,600 shares of our common stock at an average price of $15.46 per share.

On May 13, 2025, 8 Consulting LLC (“8CL”), a company whose sole member is Dr. Evans, our Chief Executive Officer and the Chairman of our Board of Directors, modified his Rule 10b5-1 plan (the “Plan”) so that, notwithstanding any contrary provision under the Plan and any related agreement, no sales of the Company’s common stock on behalf of 8CL shall be pursuant to the Plan and any related agreement prior to November 20, 2025. During the quarter ended September 30, 2025, no other director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date
1.1	Form of Underwriting Agreement, dated February 14, 2024, by and between Unusual Machines, Inc. and Dominari Securities, LLC +		8-K	1.1	2/16/24
1.2	Capital on DemandTM Sales Agreement		8-K	1.1	8/29/25
2.1	Agreement and Plan of Merger by and between Unusual Machines, Inc., a Puerto Rico corporation and Unusual Machines, Inc., a Nevada corporation		8-K	2.1	4/23/24
3.1	Articles of Incorporation		8-K	3.1	4/23/24
3.2	Amended and Restated Bylaws		8-K	3.1	10/8/24
3.2(a)	Amendment No. 1 to Amended and Restated Bylaws		8-K	3.1	2/5/25
3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock		8-K	3.1	7/22/24
3.4	Certificate of Designation of Series B Convertible Preferred Stock		8-K	3.3	4/23/24
3.5	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock		8-K	3.1	8/22/24
4.1	Revised Form of Representatives Warrant		S-1/A	10.7	2/1/24
4.2	Form of Representatives Warrant		8-K	4.1	2/16/24
4.3	Placement Agent Warrant, issued to Dominari Securities LLC		8-K	4.1	5/7/25
10.1	Form of Lock-up Agreement		S-1/A	10.14	2/1/24

10.2	Form of Lock-up Agreement – Jeffrey Thompson		S-1/A	10.15	2/1/24
10.3	Allan Evans Non-Compete Agreement		8-K	10.9	2/22/24
10.4	Management Services Agreement #		8-K	10.1	5/6/24
10.5	Form of Restricted Stock Agreement		8-K	10.2	5/6/24
10.6	Form of Restricted Stock Agreement		8-K	10.1	1/16/25
10.7	Agreement and Plan of Merger and Reorganization dated February 1, 2025		8-K	10.1	2/4/25
10.8	Placement Agency Agreement, dated as of May 5, 2025, by and between Unusual Machines, Inc. and Dominari Securities, LLC		8-K	10.1	5/7/25
10.9	Amendment and Waiver to Merger Agreement, dated as of May 6, 2025, by and between Unusual Machines, Inc., Aloft Technologies, Inc., UMAC Merger Sub, Inc., Jon Hegranes and Josh Ziering		10-Q	10.9	5/8/25
10.10	Form of Restricted Stock Agreement		8-K	10.1	5/21/25
10.11	Lease Agreement, dated June 4, 2025, between Unusual Machines, Inc. and Icon FL Orlando Industrial Owner Pool 5 GA/FL, LLC		8-K	10.1	6/10/25
10.12	Rotor Lab Pty Ltd Share Purchase Agreement, dated June 12, 2025		8-K	10.1	6/13/25
10.13	Form of Securities Purchase Agreement		8-K	10.1	7/15/25
10.14	Placement Agency Agreement		8-K	10.2	7/15/25
10.15	Placement Agent Warrant, issued to Dominari Securities LLC		8-K	10.3	7/15/25
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)
101.INS	Inline XBRL Instance Document	(1)
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	(1)

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC Staff upon request.
#	Indicates management contract or compensatory plan, contract or agreement.
(1)	Filed herein
(3)	Furnished herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unusual Machines, Inc.

By:	/s/ Allan Evans
Allan Evans Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Hoff
Brian Hoff Chief Financial Officer

Date: November 6, 2025

