Form 10-K
period 2025-12-31
Unusual Machines, Inc.
filed 2026-03-12
CIK 1956955

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission File Number:  001-41961

Unusual Machines, Inc.

(Exact name of registrant as specified in its charter)

Nevada	66-0927642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5728 Major Blvd Suite 250 Orlando, FL	32819
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (720) 383-8983

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01	UMAC	NYSE American

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the common stock of the registrant is listed on the New York Stock Exchange American (“NYSE American”). The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $197,646,688 as of June 30, 2025 (based on the closing sale price of $8.57 as quoted by the NYSE American as of June 30, 2025).

As of March 11, 2026, there were 38,889,911 shares of the registrant’s common stock outstanding.

i

We maintain a corporate website at www.unusualmachines.com. The information contained on our corporate website is not part of this Annual Report on Form 10-K.

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

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	Our failure to effectively manage our rapid growth;
•	our assumptions about future purchase orders, which may cause us to have to write off some of the inventory in the future;
•	the impact of the imposition of tariffs, trade wars and a potential recession may have on our business;
•	our dependence on significant customers and our failure to generate revenue from those customers may impair our ability to achieve projected financial results;
•	our supply risks and reliance on a limited number of suppliers;
•	our limited operating history;
the inherent risks related to our manufacturing business;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to manage our rapid growth and organizational change effectively;
•	geopolitical military conflicts (including the war in Ukraine and the Middle East and the instability in Latin America and tensions between China and Taiwan);
•	our ability to develop and maintain our brand cost-effectively; and
•	the other factors set forth in Part I, Item 1A, “Risk Factors” of this Form 10-K.

These forward-looking statements speak only as of the date of this Form 10-K and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

ii

PART I

Item 1.	Business

Background of Unusual Machines

Unusual Machines, Inc. (“Unusual Machines” or the “Company”) is a Nevada corporation organized in 2024 which is a successor to a Puerto Rican corporation organized in 2019. The Company is engaged in the commercial drone industry, with its principal place of business in Orlando, Florida. In September of 2025, the Company acquired Rotor Lab Pty. Ltd., an Australian company (“Rotor Lab”).

Unusual Machines manufactures and sells drone components and drones across a diversified brand portfolio through business-to-business (“B2B”) sales and a curated retail channel. There is strong brand recognition of the Unusual Machines, Rotor Riot, and Fat Shark brands, particularly in the first person view (“FPV”) and small military sub-segments of the drone market. Unusual Machines is rapidly growing its business by onshoring the manufacturing of critical drone components in the United States. With the transition to onshoring drone component production, the Company is expanding B2B sales to customers that require a National Defense Authorization Act (“NDAA”)-compliant domestic supply chain.

A key factor in Unusual Machines’ component production is the validation of newly supply chains to meet defense and federal procurement requirements. The Defense Contract Management Agency audits new drone components for supply chain and cybersecurity risks. Components that pass the audit can then be put on the actively maintained Blue Framework list. Since August 2024, Unusual Machines has developed six components (and variants) that have been approved and added to the Blue Framework. The Company intends to continue developing and certifying new components through this process to ease acquisition requirements for domestic drone manufacturers, which are ultimately significant customers.

The Drone Industry

The drone industry continues to expand as a powerful business, defense, and public safety tool, as well as a popular recreational activity, with growth occurring broadly across our targeted industries. According to Drone Industry Insights’ Global Drone Market Report 2025–2030, the global drone market is projected to reach approximately U.S. $57.8 billion by 2030. A Fact.MR report indicates the drone accessories market was valued at approximately $25.2 billion in 2024 and is projected to reach ~$156 billion by 2034 at a ~20% CAGR. Furthermore, the global drone flight controller system market was approximately $7.14 billion in 2024 and is expected to reach around $13.05 billion by 2029 (CAGR ~12.8%) according to the Business Research Company. Similarly, Global Market Insights reports that the drone motor market was valued at ~$4.7 billion in 2024 and is forecast to grow to ~$9.2 billion by 2030, and ~$15.9 billion by 2034 at a ~13.1% CAGR. Fortune Business Insights likewise forecasts the motor market at $6.7 billion in 2025, with expansion toward $16.3 billion by 2034 as commercial and industrial drone deployment increases.

Unusual Machines intends to pursue strategic acquisition targets that are cash flow positive and manufacture and sell drone components or enable us to domestically produce them. The Company believes that very promising companies (both public and private) are, in many instances, underfunded and unable to scale their innovative products and solutions. We believe that unlocking this potential will be key to industry consolidation. The Company’s acquisition strategy is intended to support broader industry shifts toward U.S.-manufactured and NDAA-compliant drone systems, while maintaining a deliberate approach to capital allocation and integration risk.

Low Cost and Attritable Drone Market Segment

Unusual Machines principally operates and manufactures components in the Group 1 Unmanned Aerial Systems (“UAS”) which is often referred to as the small drone segment of the drone industry. These drones are known for being light weight, high speed, and low-cost attritable drones where responsiveness and situational awareness are essential. In the defense sector, these drones are primarily used for tactical missions with real time intelligence, surveillance, and reconnaissance. In the commercial and consumer sector, these drones are used for freestyle, racing, cinematic production, mapping and commercial use.

This also includes FPV drones where pilots use wearable display devices or screens that provide real-time, first-person video feed from a camera mounted on the drone, creating an immersive operating experience in which the pilot interacts with the aircraft through visual immersion. This experience is enabled by live-streamed video transmitted with ultra-low latency from the drone to the pilot via radio links, enabling precise pilot control. FPV systems integrate onboard cameras, video transmission modules, flight controllers, motors, and pilot display devices that operate as an integrated system over radio communications. While FPV video transmission has historically relied on analog signals, digital transmission systems are increasingly adopted as reliability, range, and image quality improve. These systems require sophisticated electronics capable of maintaining low-latency, reliable performance during flight.

Plans for Growth, Development, and Expansion

Unusual Machine’s intends to strengthen its market position through continued organic revenue growth while expanding its role as a U.S. supplier of critical drone components. The Company’s growth strategy emphasizes disciplined execution, increased operational scale, and expansion of its B2B component sales to commercial and defense-oriented customers.

The Company’s business strategy includes (i) increasing its overall customer base through broader adoption of its products across consumer, commercial, and mission-oriented applications; (ii) investing in the development and expansion of hardware products that support increased performance, reliability, and manufacturability; (iii) growing revenue from its existing customer base using a “land-and-expand” approach that establishes initial relationships and deepens engagement over time through consistent product delivery and service; (iv) selectively pursuing acquisitions and partnerships that enhance domestic manufacturing capabilities, supply chain control, or component offerings; and (v) making strategic investments in emerging leaders in the U.S. drone ecosystem that would help us broaden our pipeline and relationships with our suppliers and customers and thereby support the American drone ecosystem.

Customers

Historically, Unusual Machines generated a significant portion of its revenue through direct-to-consumer sales via its Rotor Riot e-commerce platform. As Unusual Machines continues to expand its B2B component offerings, enterprise sales have grown to represent a larger portion of total revenue. In 2025, enterprise customers became the Company’s primary revenue driver.

The Company’s enterprise customer base consists primarily of U.S.-based drone manufacturers and system integrators that purchase components for use in consumer, commercial, and mission-oriented drone platforms. Unusual Machines expects continued growth in this customer base as demand for domestically sourced, reliable, and compliant drone components increases, supported by expanding manufacturing capacity and broader component availability.

Competition

Unusual Machines operates in a highly competitive drone and drone components market characterized by rapid technological change, pricing pressure, and the presence of large, well-capitalized international manufacturers. Competition varies by product category and end market, particularly between consumer-facing products and enterprise-focused component sales.

In the global drone market, SZ DJI Technology Co., Ltd. (“DJI”) is the dominant manufacturer, with industry research firms estimating that DJI accounts for a majority of global consumer and prosumer drone sales. DJI’s scale and vertical integration create competitive pressure across the industry, while evolving regulatory requirements and customer demand for U.S.-based, compliant supply chains have created opportunities for alternative suppliers. See “Government Regulation and Federal Policy” below for recent information relating to DJI.

Within the drone components market, Unusual Machines competes with domestic and international manufacturers, including T-Motor, Orqa, ModalAI, and ARK Electronics. Competition is based on price, performance, reliability, availability, and compliance.

Unusual Machines differentiates itself by offering price-competitive, domestically manufactured and assembled drone components designed to meet NDAA requirements and align with Department of Defense procurement frameworks, including the Blue UAS ecosystem, while focusing on supply chain control and execution reliability.

The Company’s Drone Component Manufacturing

The Company operates multiple manufacturing facilities located near its headquarters in Orlando, Florida. As of March 2026, Unusual Machines operates five facilities in the Orlando area to support domestic drone component production and assembly, one of which is our corporate office. These facilities manufacture a variety of drone components, including motors, headsets, and other critical components. The components support consumer, defense, and enterprise customers. The Company expects to continue to expand its production footprint in the Orlando area in a planful and deliberate manner, including the potential addition of new product categories, such as batteries and cameras, as operational capacity and customer demand support such expansion. See “Item 1A. Risk Factors.”

Suppliers

Unusual Machines sources inventory from approximately 70 suppliers, some of which are subject to varying tariffs. Since 2019, the United States has implemented and continuously increased tariffs on certain imported goods, which Unusual Machines is currently subject to, ranging from 2% to 30%. These tariffs can increase the cost of goods, reducing the Company’s profit margins or increasing the total price for our customers.

Certain competitors in the drone retail and components markets are subject to the same tariffs and rely on supply chains that include a greater mix of foreign-sourced products, including components manufactured in China. Unusual Machines’ increasing use of domestically manufactured components may reduce relative exposure to tariffs on imported goods and improve supply chain resilience. In addition, evolving trade policies have led some U.S. drone manufacturers to place greater emphasis on domestic sourcing, which the Company believes has supported increased customer interest in U.S.-based component suppliers, including Unusual Machines, that are actively onshoring, although such impacts remain subject to market conditions and policy developments.

For a discussion of risks related to tariffs and international trade policy, see “Item 1A. Risk Factors—Risks Related to Our Business and Financial Condition.”

Government Regulation and Federal Policy

National Defense Authorization Act and American Security Drone Act

In December 2023, Congress passed the NDAA, which includes provisions commonly referred to as the American Security Drones Act (“ASDA”). These provisions are intended to restrict the procurement and use of certain unmanned aircraft systems (“UAS”) manufactured or assembled by foreign entities identified as national security threats, including certain Chinese manufacturers. The ASDA has been enacted and is being implemented through federal regulations and agency guidance. Specifically, the American Security Drone Act:

•	Prohibits federal departments and agencies from procuring and operating certain foreign commercial off-the-shelf drones or covered unmanned aircraft systems manufactured or assembled in countries identified as national security threats, and establishes a phased timeline to discontinue the use of such systems currently in operation, subject to applicable waivers and implementation guidance.
•	Restricts the use of federal funds awarded through certain contracts, grants, or cooperative agreements to state or local governments for (i) the procurement of a covered unmanned aircraft system that is manufactured or assembled by a covered foreign entity or (ii) the operation of such system.
•

Requires the Comptroller General of the United States to submit a report to Congress detailing the extent to which federal departments and agencies have procured or operated foreign-manufactured commercial off-the-shelf drones or covered UAS sourced from countries identified as national security threats.

On November 21, 2025, the White House Office of Management and Budget issued Memorandum M-26-02 implementing Section 1829 of ASDA and related provisions. The memorandum requires federal civilian agencies, within 180 days of issuance, to integrate specified information security and risk assessment procedures into UAS procurements and into grants and cooperative agreements that fund UAS acquisitions. In addition, consistent with ASDA and the Federal Acquisition Regulation, federal agencies are prohibited from procuring or operating certain “FASC-prohibited” unmanned aircraft systems manufactured or assembled by designated foreign entities, subject to statutory exemptions and case-by-case waivers. Beginning December 22, 2025, federal funds awarded through grants, cooperative agreements, or other federal awards may not be used to procure or operate such systems except where an applicable exemption or approved waiver applies. We anticipate that this will stimulate additional demand for domestically made drones and drone components.

Implementation of these provisions is occurring through federal rulemaking, including amendments to the Federal Acquisition Regulation (“FAR”), and is subject to agency-specific guidance, exemptions, and transition periods.

FCC Equipment Authorization and Countering CCP Drones Act

In December 2024, Section 1709 of the National Defense Authorization Act was enacted. This provision expands the authority of the Federal Communications Commission (“FCC”), in coordination with national security agencies, to conduct security reviews of certain foreign-manufactured drone systems.

The legislation directs the Nation Security Agencies to conduct a national security determination of the two largest Chinese drone companies (DJI and Autel), within a one year period. If these manufacturers are deemed an unacceptable national security threat, or if a determination is not completed within one year, the FCC may place the entities on its Covered List, which proscribes granting any future FCC licenses, which are necessary for the importation and marketing of UAS in the United States.

In October 2025, the FCC voted unanimously (3-0) to adopt a rule allowing the agency to retroactively ban equipment, including previously authorized wireless devices, if the manufacturer is deemed a national security threat.

On December 23, 2025, the FCC issued guidance of implementation of Section 1709. Going forward UAS seeking FCC approvals must have at least 65% of components, based on value, and must be domestically sourced (under the March 2022 changes to Federal Acquisition Regulation: Amendments to the FAR Buy American Act Requirements). This pertains to drones made in any country other than the United States. The FCC specifically includes motors and batteries. Without meeting this standard, a company must seek a waiver from the FCC in order to receive a license. The FCC updated its Covered List to include drones and drone components produced abroad. The Covered List identifies communications equipment and services that are deemed to pose an unacceptable risk to the national security of the U.S. or the safety and security of U.S. persons. Equipment on the Covered List is prohibited from receiving FCC authorization. The FCC’s updated restrictions apply to new device models but do not prohibit the import, sale or use of any existing models previously authorized by the FCC.

On January 7, 2026, the FCC partially reversed the restriction to exempt drones and drones components on the Pentagon’s Blue List of cleared UAS aircraft, such as components produced by foreign manufacturers including Sony, Nvidia and Panasonic. However, DJI, the world’s drone manufacturer, is based in China and was not included on the Blue UAS List.

As a result of the December restrictions, DJI filed a petition in the U.S. Court of Appeals for the Ninth Circuit challenging the FCC’s decision to add foreign drones and components to the Covered List. DJI alleges that the FCC’s actions violate the Fifth Amendment and exceed the FCC’s statutory authority and that it will sustain severe harm as the FCC has used the ruling to justify restrictions on its ability to import its existing products, as well as new products outside the scope of the ruling, into the U.S. We cannot predict the outcome of this litigation.

While the scope, timing, and outcome of these reviews remain subject to FCC implementation and agency discretion, any resulting restrictions on new equipment authorizations could limit the introduction of new drone models from affected manufacturers into the U.S. market. Such restrictions will apply across consumer, commercial, and enterprise use cases and could increase demand for compliant drone systems and components from U.S.-based suppliers, including Unusual Machines, subject to regulatory interpretation and future policy developments.

Department of Defense Policy and the Drone Dominance Initiative

In parallel with legislative and regulatory actions, in December 2025, the Department of War (“DoW”) announced Drone Dominance, an iterative $1.0 billion plan to purchase small, lethal drones over the next two years. This program is designed to accelerate the development, procurement, and deployment of secure, scalable, and cost-effective unmanned systems sourced from domestic and allied suppliers. This and other initiatives emphasize rapid manufacturing, resilient supply chains, and the availability of compliant components suitable for defense and allied applications.

Collectively, these developments reflect a broader federal effort to reduce reliance on foreign-manufactured drone systems and to strengthen the U.S. drone industrial base. While the timing and scope of implementation may vary, the Company believes these actions are contributing to increased demand for U.S.-manufactured and compliant drone components, subject to regulatory interpretation and future policy developments.

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

Employees and Human Capital Resources

As of March 6, 2026, the Company had 141 full-time employees and 3 full-time contractors, including our Chief Executive Officer, whose services are performed under a consulting agreement.

Property

The Company’s headquarters are in Orlando, Florida. As of March 2026, we lease five facilities in Orlando, Florida which are utilized for manufacturing, warehousing and a corporate office. We also lease a facility in Canberra, Australia which is utilized for motor manufacturing. Our leases total 62,500 square foot in the aggregate.

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

Country	Status	Patent No	Application Date	Grant Date	Title
United States	Issued	D825,381	7/13/2017	8/14/2018	UNMANNED AERIAL VEHICLE (Design
Canada	Issued	179088	1/10/2018	5/30/2019	UNMANNED AERIAL VEHICLE (Design)
China	Issued	CN304757327S	1/9/2018	8/3/2018	UNMANNED AERIAL VEHICLE (Design)
EU	Issued	004665040	1/12/2018	1/12/2018	UNMANNED AERIAL VEHICLE (Design)
GB	Issued	90046650400001	1/12/2018	1/12/2018	UNMANNED AERIAL VEHICLE (Design)
Korea	Issued	30-963991	1/11/2018	7/3/2018	UNMANNED AERIAL VEHICLE (Design)
United States	Issued	10,179,647	8/23/2017	1/15/2019	UNMANNED AERIAL VEHICLE (Utility)
China	Issued	109421925	8/8/2018	3/12/2024	UNMANNED AERIAL VEHICLE (Utility)
France	Issued	3446974	6/25/2018	11/6/2024	UNMANNED AERIAL VEHICLE (Utility)
Germany	Issued	602018076194.2	6/25/2018	11/6/2024	UNMANNED AERIAL VEHICLE (Utility)
Switzerland	Issued	3446974	6/25/2018	11/6/2024	UNMANNED AERIAL VEHICLE (Utility)
United Kingdom	Issued	3446974	6/25/2018	11/6/2024	UNMANNED AERIAL VEHICLE (Utility)
United States	Issued	D848,383	7/13/2017	5/14/2019	PRINTED CIRCUIT BOARD (Design)
Canada	Issued	179089	1/10/2018	5/30/2019	PRINTED CIRCUIT BOARD (Design)
China	Issued	304758049S	1/9/2018	8/3/2018	PRINTED CIRCUIT BOARD (Design)
EU	Issued	004665032	1/12/2018	1/12/2018	PRINTED CIRCUIT BOARD (Design)
United Kingdom	Issued	90046650320001	1/12/2018	1/12/2018	PRINTED CIRCUIT BOARD (Design)
Korea	Issued	30-965570	1/11/2018	7/13/2018	PRINTED CIRCUIT BOARD (Design)
China	Issued	110376734	4/12/2018	11/19/2021	SINGLE-PANEL HEAD-MOUNTED DISPLAY (Utility)
EU	Pending	19159958.8	2/28/2019		SINGLE-PANEL HEAD-MOUNTED DISPLAY (Utility)
United States	Issued	10,819,973	6/7/2018	10/27/2020	SINGLE-PANEL HEAD-MOUNTED DISPLAY (Utility)
China	Issued	113359293	3/6/2020	11/25/2025	APPARATUS FOR ATTACHING ACCESSORIES TO A FIRST-PERSON VIEW HEADSET (Utility)
United States	Issued	12,294,808	2/28/2021	5/6/2025	APPARATUS FOR ATTACHING ACCESSORIES TO A FIRST-PERSON VIEW HEADSET (Utility)
United States	Issued	D991,255	5/17/2021	7/4/2023	HEADSET (Design)
China	Issued	CN308594144S	11/11/2021	4/19/2024	VR GLASSES (Design)
Canada	Issued	DM/218 069	11/9/2021	11/9/2021	HEADSET (Design)
EU	Issued	DM/218 069	11/9/2021	11/9/2021	HEADSET (Design)
Japan	Issued	DM/218 069	11/9/2021	11/9/2021	HEADSET (Design)
GB	Issued	DM/218 069	11/9/2021	11/9/2021	HEADSET (Design)

Trademark Portfolio

The following table summarizes current registered trademarks (indicated by “Registered”) including the registration dates. As the chart indicates, these trademarks are registered in the United States and abroad.

Country	Status	Trademark	Reg. No.	Reg. Date.	App. No.	App. Date.	Classes	Next Deadline
US	Registered	ROTOR RIOT	5,175,159	4/4/2017	87/074,341	6/16/16	16, 25, 35, 41	Renewal due 4/4/2027
Australia	Registered	ROTOR RIOT	1814854	4/18/2017	1814854	12/9/16	16, 25, 35, 41	Renewal due 12/9/2026
Canada	Registered	ROTOR RIOT	TMA1013525	1/22/2019	1813182	12/8/16	16, 25, 35, 41	Renewal due 1/22/2034
EU	Registered	ROTOR RIOT	016152688	5/14/2017	016152688	12/12/16	16, 25, 35, 41	Renewal due 12/12/2026
UK	Registered	ROTOR RIOT	UK00916152688	5/14/2017	UK00916152688	12/12/16	16, 25, 35, 41	Renewal due 12/12/2026
US	Registered	Rotor Riot Logo	5,175,160	4/4/2017	87/074,378	6/16/16	16, 25, 35, 41	Renewal due 4/4/2027
Australia	Registered	Rotor Riot Logo	1814855	4/18/2017	1814855	12/9/16	16, 25, 35, 41	Renewal due 12/9/2026
Canada	Registered	Rotor Riot Logo	TMA1013624	1/22/2019	1813183	12/8/16	16, 25, 35, 41	Renewal due 1/22/2034
EU	Registered	Rotor Riot Logo	016152837	5/14/2017	016152837	12/12/16	16, 25, 35, 41	Renewal due 12/12/2026
UK	Registered	Rotor Riot Logo	UK00916152837	5/14/2017	UK00916152837	12/12/16	16, 25, 35, 41	Renewal due 12/12/2026
US	Registered	BYTE FROST	6,318,131	4/13/2021	88/574,951	8/12/19	9	AOU due 4/13/2027
US	Registered	DOMINATOR	5,446,501	4/17/2018	87/513,286	6/30/17	9	Renewal due 4/17/2028
US	Registered	FAT SHARK	6,037,513	4/21/2020	87/513,291	6/30/17	9, 12	AOU due 4/21/2026
Australia	Registered	FAT SHARK	1892862	7/18/2018	1892862	7/12/17	9, 12	Renewal due 7/12/2027
UK	Registered	FAT SHARK	UK00917653122	6/12/2018	UK00917653122	12/27/17	9, 12	Renewal due 12/28/2027
EU	Registered	FAT SHARK	17653122	6/12/2018	17653122	12/28/17	9, 12	Renewal due 12/28/2027
China	Registered	FAT SHARK	28347095	3/7/2019	28347095	12/27/17	9	Renewal due 3/6/2029
China	Registered	FAT SHARK	28347096	12/7/2018	28347096	12/27/17	12	Renewal due 12/6/2028

S. Korea	Registered	FAT SHARK	40-1429232	12/20/2018	40-20170165133	12/22/17	9, 12	Renewal due 12/20/2028
Japan	Registered	FAT SHARK	6128494	3/8/2019	2017162207	12/11/17	9, 12, 28	Renewal due 3/8/2029
US	Registered	Shark Head Logo	5,921,613	11/26/2019	87/792,917	2/10/18	9, 25	AOU due 11/26/2025
UK	Registered	Shark Head Logo	UK00917938426	12/26/2018	UK00917938426	7/31/18	9, 12, 25	Renewal due 7/31/2028
EU	Registered	Shark Head Logo	17938426	12/26/2018	17938426	7/31/18	9, 12, 25	Renewal due 7/31/2028
China	Registered	Shark Head Logo	32458836	4/7/2019	3248836	7/25/18	9	Renewal due 4/6/2029
China	Registered	Shark Head Logo	32458835	4/7/2019	32458835	7/25/18	12	Renewal due 4/6/2029
China	Registered	Shark Head Logo	32458837	4/7/2019	32458837	7/25/18	25	Renewal due 4/6/2029
US	Registered	SHARK BYTE	6,631,683	2/1/2022	90/337,500	11/23/20	9	AOU due 2/1/2028
UK	Registered	SHARK BYTE	UK00003597165	9/3/2021	UK00003597165	2/18/21	9	Renewal due 2/18/2031
EU	Registered	SHARK BYTE	018402699	11/5/2021	018402699	2/19/21	9	Renewal due 2/19/2031
China	Registered	SHARK BYTE	53741813	10/14/2022	53741813	2/20/21	9	Renewal due 10/27/2031
United States	Pending	Unusual Machines Logo	N/A	N/A	99/550,396	12/16/2025	N/A	N/A
United States	Pending	Unusual Machines Logo	N/A	N/A	99/550,399	12/16/2025	N/A	N/A
United States	Pending	Unusual Machines Logo	N/A	N/A	99/550,405	12/16/2025	N/A	N/A

Research and Development

Research and development activities are part of Unusual Machine’s business, and the Company will follow a disciplined approach to investing capital and resources to create new drone technologies and solutions. Research and development costs were approximately $202,585 and $90,584, for the years ended December 31, 2025 and 2024, respectively and primarily related to developing NDAA compliant products including our Brave F7 flight controller, Brave 55A ESC and the Fat Shark Aura FPV Camera. A fundamental part of this approach is a well-defined screening process that helps us identify commercial opportunities that support desired technological capabilities in the markets we serve.

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

Risk Factors Summary

Our business and an investment in our Common Stock are subject to numerous risks and uncertainties, including those highlighted in this “Risk Factors” section below. Some of these risks include:

Risks Related to Our Sale of Drone-Related Products and Operations in the Drone Industry

•	Our failure to effectively manage our rapid growth could harm our business and result in material adverse effects on our future operating results.
•	We have substantial inventory and the lack of sufficient purchase orders may have a material adverse effect on our gross margins and results of operations.
•	We rely on significant customers, thus any failure to generate revenue from such customers may have a material adverse effect on our financial results.
•	The efficiency of our revenue growth is highly dependent on are ability to attract new customers and grow our existing customer relationships in a cost-effective manner.
•	We rely on a limited number of suppliers and do not have long-term binding contracts, thus a shortage or unavailability of components or materials used in our manufacturing process may cause significant delays in product delivery which could have a material adverse effect on our business and financial condition.
•	Our entry into a new manufacturing business may require additional working capital and issues with the manufacturing process may lead to an adverse impact on our business.
•	Product quality issues and a higher-than-expected number of warranty claims or returns could harm our business and operating results.
•	The loss of key personnel and the inability to attract qualified personnel may have a material adverse effect on our future success.
•	Future growth and ability to generate and grow revenue and achieve or maintain profitability may be adversely affected if our marketing initiatives are not effective in generating sufficient levels of brand awareness.
•	Damage to our facilities as a result of unforeseen events or unauthorized access and disruptions to our information technology systems could result in significant costs, reputational damage and an inability to efficiently and effectively conduct our business.
•	If we fail to comply with United States and foreign laws related to privacy, data security, and data protection, it could adversely affect our operating results and financial condition.
•	If we are involved in litigation, it could harm our business or otherwise distract management.
•	We face competition from larger companies that have substantially greater resources which challenges our ability to establish market share, grow the business, and reach profitability.
•	We operate in an emerging and rapidly evolving industry which makes it difficult to evaluate our business and future prospects.
•	The imposition of rising tariffs or other factors that result in significant inflation may have a material adverse effect on our business and financial results.

Risks Related to Government Regulation of Our Operations and Industry

•	Failure to obtain necessary regulatory approvals from the FAA or other governmental agencies by us, our customers, or others who use our products, or limitations put on the use of UAS, in response to public privacy or safety concerns, may prevent us from expanding the sales of our drone solutions in the United States.
•	We are or may become subject to governmental export and import controls, economic sanctions and other laws and regulations that could subject us to liability and impair our ability to compete in international markets.
•	Legal and regulatory uncertainty surrounding the U.S. trade policy may cause significant disruption in our supply chain and have a material adverse effect on our business and operations.

Risks Related to Intellectual Property Protection

•	If third-party intellectual property infringement claims are asserted against us, it may prevent or delay our product development and commercialization efforts and have a material adverse effect on our business and future prospects.
•	We may depend on intellectual property rights including patent rights that have not yet been and may not be obtained by us, and our intellectual property rights and proprietary rights may not adequately protect our products.
•	If we lose our rights under our third-party technology licenses, our operations could be adversely affected.

Risks Related to our Financial Condition

•	Because the Company has a very limited operating history, any investment in us is highly speculative.
•	We have incurred net losses since inception and may fail to achieve or maintain profitability.
•	Various factors may lead to significant fluctuation in our future operating results and key metrics from period-to-period, which makes our future results difficult to predict.

Risks Related to our Common Stock

•	The market price of our common stock is subject to significant fluctuation and volatility which may result in substantial losses for our investors.
•	Because our common stock is listed on the NYSE American, we are subject to additional regulations and continued listing requirements.
•	Our failure to maintain effective disclosure controls and internal controls over financial reporting could have an adverse impact on us.
•	If securities or industry analysts adversely change their recommendations regarding our common stock, the market price for our common stock and trading volume could decline.
•	We and our investors face the implications of our status as an emerging growth company under the federal securities laws and regulations.
•	Our Board of Directors may authorize and issue shares of new classes of stock that could be superior to or adversely affect current holders of our Common Stock.
•	Our Articles of Incorporation contain certain provisions which may result in difficulty in bringing actions against or on behalf of the Company or its affiliates.

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

Risks Related to Our Sale of Drone-Related Products and Operations in the Drone Industry

Our failure to effectively manage our rapid growth could harm our business and result in material adverse effects on our future operating results.

Businesses which grow rapidly may have difficulty managing their growth. With our recent enterprise orders and commencement of manufacturing, we are experiencing explosive growth. In addition to our legacy facility which we are presently using to assemble drones for a customer, we have opened two manufacturing facilities and a fulfillment facility. We also plan to open a battery pack assembly and drone camera facility late in 2026. With this growth, we have increased our headcount from 18 employees as of March 31, 2025, to 81 employees as of December 31, 2025, and have approximately 141 employees as of March 6, 2026. This growth will place a  strain on our executive management team. We may be unable to effectively manage the growth, oversee our manufacturing facilities and maintain quality control, integrate our new hires into our company culture and effectively deal with any human resource issues that may arise. In addition, with our rapid growth, we need to retain an OSHA consultant to identify, evaluate and control potential workplace hazards to prevent injuries, illnesses and fatalities. We intend to retain a consultant to conduct such an assessment but there can be no assurance that any workplace hazards, injuries, illnesses and fatalities may occur. As a result of these factors, we may face a material adverse effect on our business and future result of operations.

Because we have ordered substantial inventory in some cases prior to receipt of purchase orders, if our assumptions about future purchase orders are incorrect, it is possible that we may have to write off some of the inventory in the future.

Based upon communications with customers and potential customers, we order inventory to not only fulfill actual purchase orders from customers but also to be able to fulfill future customer orders assuming we receive them. If we do not receive the anticipated orders for this inventory and if we are unable to otherwise sell it, we may be required to increase our reserves or write off inventory in the future because it is obsolete. Any such write off could be material.

Increased inventory levels can also increase the potential risk for excess and obsolescence should our forecasts fail to materialize or if there are negative factors impacting our customers’ end markets. Such a risk becomes especially prevalent during a recession and market downturn. If we purchase too much inventory, we may have to record additional inventory reserves or write-off the inventory, which could have a material adverse effect on our gross margins and on our results of operations.

Because of our dependence on significant customers, our failure to generate revenue from those customers may impair our ability achieve projected financial results.

Beginning on September 30, 2025, we obtained a number of new purchase orders from a limited number of customers. On September 30, 2025, we announced a $12.8 million purchase order for components supplying Strategic Logix’s (“SL”) Rapid Reconfigurable Systems Line. There is no formal contract backstopping this purchase order. This purchase order represents the largest order that we have received.

We have, in the past, and expect for the foreseeable future, to be dependent on a small number of customers, to generate a significant portion of our revenue, and these customers may change periodically. As a result, our financial results may be adversely affected if purchase orders from new or existing customers do not meet our assumptions or if there is a default in a significant payment by any of our customers. Furthermore, to the extent that any one customer accounts for a large percentage of our revenue, the loss of that customer, or changes in their buying patterns or decisions, could materially affect our financial results. If our customers experience financial difficulties or business reversals, or lose orders or anticipated orders, which may reduce or eliminate the need for the products which they ordered from us, they may be unable or unwilling to fulfill their contracts with us.

There is also a risk that our customers will attempt to impose new or additional requirements on us that reduce the profitability of the orders placed by those customers with us. Further, even if the orders are not changed, these orders may not generate margins equal to our recent historical or targeted results. If we do not book more orders with existing customers, or develop relationships with new customers, we may not be able to increase, or even maintain, our revenue, and our financial condition, results of operations, business and/or prospects may be materially adversely affected.

If we are unable to attract new customers or maintain and grow our existing customer relationships in a manner that is cost-effective, our revenue growth could be slower than we expect and our business may be harmed.

In order to grow and increases revenues, we are subject to the following:

•	In our enterprise channel, we must significantly grow our existing customer base;

•	While we have not sold any drone components for use in the Middle East, the consequences of the ongoing conflicts are uncertain;

•	While Russia’s war with Ukraine remains ongoing, if that conflict is resolved, it many reduce on the need for our drone components;

•	Both the United States and the global economies can impact our enterprise drone components business since an economic downturn or a period of high inflation can reduce orders;

•	Similarly, with our retail business, a recession or a period of high inflation would be expected to adversely affect sales in our retail channel.

If critical components or raw materials used to manufacture our products or used in its development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products, which could damage our business.

Our ability to meet customers’ demands depends, in part, on its ability to obtain timely and adequate delivery of high-quality materials, components and subsystems, many of which are obtained from a select group of specialized suppliers, including some sole-source providers. In order to mitigate potential disruptions, we maintain long-term, non-binding agreements with several key suppliers that help stabilize pricing, reduce lead times and enhance planning accuracy. We do not have long-term agreements with all suppliers that obligate them to continue to sell components, products required to build our systems or products. Our reliance on suppliers without long-term binding contracts involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components or products of sufficient quality, will increase prices for the components or products and will perform their obligations on a timely basis.

If any of our supplier’s face capacity constraints, financial instability, or an unwillingness to provide raw materials or components to us, it may need to seek alternative suppliers or revise its designs, particularly because some of the components are sourced from foreign countries. Locating alternative sources may take significant time, and even then, we may encounter significant delays in manufacturing and shipping and encounter increased costs. Additionally, credit constraints among key suppliers could impact our cash flow. We have also experienced rising costs for components, shipping, tariffs, warehousing, and inventory. Our domestic suppliers have experienced increased demand for their products due to tariffs, which could impact the availability or price of our components. The permanence of these cost increases remains uncertain, and obtaining replacement components within our required time frames may prove challenging. Shortages could lead to excess inventory and potential obsolescence risks.

In addition, certain raw materials and components used in the manufacture of our products and in our development programs, are periodically subject to supply shortages, and our business is subject to the risks of price increases and periodic delays in delivery.

Our ability to stay competitive within our markets may be dependent upon increasing manufacturing capacity to support anticipated growth and achieving cost reductions and projected economies of scale from increasing manufacturing quantities of its products. Failing to adequately increase production capacity and achieve such reductions in manufacturing costs and projected economies of scale could materially and adversely affect our business.

Our future growth depends on increasing manufacturing capacity of its products, and any failure to adequately increase such capacity could have a material adverse impact on our business and operating results. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable it to manufacture its products in commercial quantities while meeting the volume, speed, quality, price, engineering, design and production standards required to successfully market such products. Our failure to develop such manufacturing processes and capabilities that can efficiently service its clients and markets could have a material adverse effect on its business, financial condition, results of operations and prospects. Our ability to remain competitive is, in part, dependent upon achieving increased savings from volume purchases of raw materials and component parts, achieving acceptable manufacturing yield and capitalizing on machinery efficiencies.

We are subject to a number of supply risks concerning our Blue List products which could adversely impact our ability to deliver such products to the United States Government and commercial customers.

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

Because we rely on a limited number of suppliers, for our component parts our business may be adversely affected.

The drone industry relies on limited sources to supply certain components and materials used in the manufacturing of drone components. We are seeking to purchase certain components or sub-components from suppliers based in the United States, which may lead us to pay higher prices, or select parts from a more limited number of suppliers relative to our competitors, which would adversely impact our gross margins and operating results. In addition, the outcome of the United States tariff policies could significantly increase the cost of our component parts. We will also be forced to increase prices to our customers which could result in decreased sales, especially if there is an economic recession. Our operating results could be materially and adversely impacted if our suppliers do not provide the critical components used to assemble our products on a timely basis, at a reasonable price, and in sufficient quantities.

Some of the key components used to manufacture our products come from a limited supply, or by a supplier that could potentially become a competitor. Our contract manufacturers generally purchase these components on our behalf from approved suppliers. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We order inventory on a purchase order basis, and these firms do not have a contractual obligation to provide adequate supply or acceptable pricing to us on a long-term basis. These suppliers could discontinue sourcing merchandise for us at any time.

If we lose access to components from a particular supplier or experience a significant disruption in the supply of products and components from a current supplier, we may be unable to locate alternative suppliers of comparable quality at an acceptable price, or at all, and our business could be materially and adversely affected. If any of these suppliers were to discontinue its relationship with us, or discontinue providing specific products to us, and we are unable to contract with a new supplier that can meet our requirements, or if they or such other supplier were to suffer a disruption in their production, we could experience disruption of our inventory flow, a decrease in sales and the possible need to re-design our products. Any such event could disrupt our operations and have an adverse effect on our business, financial condition and results of operations. In addition, if we experience a significant increase in demand for our products, our suppliers might not have the capacity or elect not to meet our needs as they allocate components to other customers. Developing suitable alternate sources of supply for these components may be time-consuming, difficult and costly, and we may not be able to source these components on terms that are acceptable to us, or at all, which may adversely affect our ability to fill our orders in a timely or cost-effective manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with the supplier’s quality control, responsiveness and service, financial stability, labor and other ethical practices, and if we seek to source materials from new suppliers, there can be no assurance that we could do so in a manner that does not disrupt the manufacture and sale of our products.

Our reliance on a small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, delays in, or the inability to execute on, a supplier roadmap for components and technologies; and natural disasters, fire, acts of terrorism or other catastrophic events, including global pandemics.

The development and manufacturing of headsets encompasses several complex processes and several steps of our production processes are dependent upon third party vendors, supply chains, the availability of PCBs, optics, and certain chips. Any change in availability of these components, manufacturing or design partners could result in delivery interruptions, which could adversely affect our operating results.

As we continue to develop our products, we must progress through the complex and challenging processes involved in the technology and designs on which Fat Shark and Rotor Riot products are based. Fat Shark and Rotor Riot rely on third party suppliers for the resources needed to navigate these processes and expect to continue to rely on such parties when we manufacture and market our component parts. Our reliance on third-party manufacturers and service providers will entail risks to which we may not be subject if our future operations were more vertically integrated, including:

•	the ongoing supply chain shortages, and any future supply chain and logistics challenges that we or our vendors may face in the future, including due to the reliance on lithium-ion batteries and other materials for our products;

•	the inability to meet any product specifications and quality requirements consistently;

•	the impact of tariffs, the availability of United States supply sources and the impact of higher prices;

•	discontinuation or recall of products or component parts;

•	manufacturing and product quality issues related to scale-up of manufacturing;

•	costs and validation of new equipment and facilities required for scale-up;

•	a failure to comply with applicable regulatory and safety standards in the United States and foreign markets in which we or our collaborators operate;

•	the inability to negotiate manufacturing and service agreements with third parties under commercially reasonable terms;

•	the possibility of breach or termination or nonrenewal of agreements with third parties in a manner that is costly or damaging to our subsidiaries;

•	Our subsidiaries do not always execute definitive written agreements with their vendors, particularly those located in China, which exposes them to possible disputes concerning the existence or terms of their agreements and their intellectual property rights;

•	the reliance on a few sources, and sometimes, single sources for raw materials and components, such that if they cannot secure a sufficient supply of these product components, they cannot manufacture and sell products in a timely fashion, in sufficient quantities or under acceptable terms;

•	operations of these third-party manufacturers, suppliers or service providers could be disrupted by conditions unrelated to our subsidiaries’ business or operations, including the bankruptcy of the party;

•	carrier disruptions or increased costs beyond our subsidiaries’ control;

•	possible misappropriation of our subsidiaries’ proprietary technology; and

•	failing to deliver products under specified storage conditions and in a timely manner.

Any of these factors could result in a material and adverse affect upon our results of operations.

Because our new manufacturing business has inherent risks, such risks may adversely impact us.

We have recently opened drone motor and drone headset manufacturing facilities. We are using our initial facility to assemble drones for a customer, and plan to open a battery pack assembly and drone camera manufacturing facility in late 2026. There are inherent risks in connection with launching our component manufacturing business, which include:

•	the need to expend working capital to purchase manufacturing equipment, rent facilities and to hire personnel with the requisite skills to fabricate drone motors, headsets, batteries and cameras which could initially have an adverse effect on our working capital;

•	the manufacturing equipment and software that we acquire may have bugs or may not be in sound working order and the products we manufacture may not be manufactured in accordance with our or our customers specifications, which result in conflicts with customers, the loss of revenues or damage to our reputation; and

•	we may encounter cost overruns for a variety of reasons which due to fixed priced customer orders leads to operating losses.

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

The products that we sell including the new drone motors, headsets and cameras we manufacture could contain defects in design or manufacture. There can be no assurance we will be able to detect and remedy all defects in the products we sell, which could result in product recalls, product redesign efforts, loss of revenue, reputational damage and significant warranty and other remediation expenses. Similar to other mobile and consumer electronics, our products have a risk of overheating in the course of usage or upon malfunction. Any such defect could result in harm to property or in personal injury. If we determine that a product does not meet product quality standards or may contain a defect, the launch of such product could be delayed until we remedy the quality issue or defect. The costs associated with any protracted delay necessary to remedy a quality issue or defect in a new product could be substantial.

Fat Shark generally provides a one-year warranty on all of its products, except in certain European countries where it can be two years for some consumer-focused products.

Rotor Lab does not provide any warranty, but does provide for a seven day defect period.

Unusual Machines, the parent company which manufactures motors, has a limited warranty in which it warrants to customers that their products will be free from defects in material and workmanship under normal use and service for up to 90 days. The limited warranty covers manufacturing defects and premature failures and extends only to the original customer and is non-transferrable.

The occurrence of any material defects in our products could expose us to liability for damages and warranty claims in excess of our current reserves, and we could incur significant costs to correct any defects, warranty claims or other problems. In addition, if any of our product designs are defective or are alleged to be defective, we may be required to participate in a recall campaign. In part due to the terms of our warranty policies, any failure rate of our products that exceeds our expectations may result in unanticipated losses. Any negative publicity related to the perceived quality of our products could affect our brand images and decrease retailer, distributor and consumer confidence and demand, which could adversely affect our operating results and financial condition. Further, accidental damage coverage and extended warranties are regulated in the United States at the state level and are treated differently within each state. Additionally, outside of the United States, regulations for extended warranties and accidental damage vary from country-to-country. Changes in interpretation of the regulations concerning extended warranties and accidental damage coverage on a federal, state, local or international level may cause us to incur costs or have additional regulatory requirements to meet in the future in order to continue to offer its support services. Our failure to comply with past, present and future similar laws could result in reduced sales of its products, reputational damage, penalties and other sanctions, which could harm our business.

Estimated future product warranty claims may be based on a variety of factors including the expected number of field failures over the warranty commitment period, the term of the product warranty period, and the costs for repair, replacement and other associated costs. Because of the foregoing or other contingencies, these estimates could prove to be incorrect, such that the warranty obligations are higher than anticipated. Warranty obligations may be affected by product failure rates, claims levels, material usage and product re-integration and handling costs. Should actual product failure rates, claims levels, material usage, product re-integration and handling costs, defects, errors, bugs or other issues differ from original estimates, Fat Shark could end up incurring materially higher warranty or recall expenses than anticipated, which would materially adversely affect our business.

If we lose key personnel, it may adversely affect our business.

Our future success depends in large part on the continued contributions of our executive officers, members of senior management and other key personnel, particularly Dr. Allan Evans, our Chief Executive Officer and Mr. Andrew Camden, our President. In particular, we believe that Dr. Evans’ leadership, knowledge and experience in the drone industry has been critical to our growth, our significant working capital and any future successes and progress we may experience. The loss of the services of Dr. Evans or Mr. Camden could therefore materially and adversely affect our business and prospects. Our executive officers, senior management and key personnel can terminate their services with us at any time, for any reason and without notice. The loss of any of our key management personnel could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business.

If we are unable to attract, integrate and retain additional qualified personnel, including top technical talent, our business could be adversely affected.

Our future success depends in part on our ability to identify, attract, integrate and retain highly skilled technical, managerial, sales and other personnel, particularly as we attempt to expand our operations and further develop and market our products. We face intense competition for a limited number of qualified middle management individuals with the requisite skills and experience from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. These companies also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. Potential new employees may be unwilling or unable to relocate to the Orlando, Forida area. In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to competitors or other companies before we realize the benefit of our investment in recruiting and training employees. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. If we are unable to attract, integrate and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, our business will be adversely affected.

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

If our facilities and information technology systems or those of our key suppliers are damaged as a result of disasters or unpredictable events, it could have an adverse effect on our business operations.

Our new manufacturing facilities are located in Orlando, Florida. We also rely on third-party manufacturing plants in the U.S., Asia and other parts of the world to provide key components for our products. If major disasters such as hurricanes, tornadoes, pandemics, earthquakes, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur in any of these locations, or our information technology systems or communications network or those of any of its key component suppliers breaks down or operates improperly as a result of such events, its facilities or those of its key suppliers may be seriously damaged, and we may have to stop or delay production and shipment of its products. We may also incur expenses relating to such damages. If production or shipment of our products or components is stopped or delayed or if we incur any increased expenses as a result of damage to its facilities, its business, operating results and financial condition could be materially and adversely affected.

Any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities or disruptions to our continuous operations, including the systems, facilities or operations of third parties with which we do business, such as resulting from cybersecurity attacks, could result in significant costs, reputational damage and limits on our ability to conduct our business activities.

Our operations depend on information technology infrastructure and computer systems, both internal and external, to, among other things, record and process customer and supplier data, marketing activities and other data and functions and to maintain that data and information securely. In recent years, a number of companies have suffered successful cybersecurity attacks launched both domestically and from abroad, resulting in the disruption of services to customers, loss or misappropriation of sensitive or private data and reputational harm. If we are subject to a cybersecurity attack, we could suffer a similar breach or suspension in the future. Further, we may be unaware of a prior attack and the damage caused thereby until a future time when remedial actions cannot be taken. Cybersecurity threats are often sophisticated and are continually evolving. We may not implement effective systems and other measures to effectively identify, detect, prevent, mitigate, recover from or remediate the full diversity of cybersecurity threats or improve and adapt such systems and measures as such threats evolve and advance in their ability to avoid detection.

A cybersecurity incident, or a failure to protect our technology infrastructure, systems and information and our customers, suppliers and others’ information against cybersecurity threats, could result in the theft, loss, unauthorized access to, disclosure, misuse or alteration of information, system failures or outages or loss of access to information. The expectations of our customers with respect to the resiliency of its systems and the adequacy of its control environment with respect to such systems may increase as the risk of cybersecurity attacks, and the consequences of those attacks become more pronounced. We may not be successful in meeting those expectations or in its efforts to identify, detect, prevent, mitigate and respond to such cybersecurity incidents or for its systems to recover in a manner that does not disrupt its ability to provide products and services to its customers or product personal, private or sensitive information about its business, customers or other third parties.

The failure to maintain an adequate technology infrastructure and applications with effective cybersecurity controls could impact operations, adversely affect our financial results, result in loss of business, damage our reputation or impact our ability to comply with regulatory obligations, leading to regulatory fines and sanctions. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from cybersecurity threats. Failing to prevent or properly respond to a cybersecurity attack could expose to civil liability, cause us to lose customers or suppliers, impair its ability to maintain continuous operations, and inhibit our ability to meet regulatory requirements.

If we fail to comply with United States and foreign laws related to privacy, data security, and data protection, it could adversely affect our operating results and financial condition.

We, either directly or through our customers, collaborators or end-users of our products, are or may become subject to a variety of laws and regulations regarding privacy, data protection, and data security. This includes the European Union’s (“EU”) General Data Protection Regulation (the “EU GDPR”) and the United Kingdom’s General Data Protection Regulations (the “UK GDPR”) (collectively, the “GDPR”) and Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”). Other countries where we may seek to do business also may have data privacy laws we will be required to comply with. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. The application of these laws and regulations can arise from our e-commerce platform, social media activities, drone technology and applications, relationships with third parties and their operations, or from other activities we undertake now or that we may undertake in the future. Data privacy and protection regulations are frequently broad in terms of scope of the information protected, activities affected, and geographic reach.

In the United States federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data and privacy laws, consumer protection laws and other similar laws. Certain U.S. states have enacted comprehensive consumer privacy laws that impose significant and costly obligations on covered business, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling and automated decision-making. The exercise of these rights may impact our business and ability to effectively provide our products and services..

Moreover, specific states also impose more stringent requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 applies to personal data of consumers, business representatives and employees who are California residents, and requires businesses subject to the law to provide specific disclosures in privacy notices and respond to requests of such individuals to exercise certain privacy rights. In September 2025, (and effective January 1, 2026) California amended the CCPA to (i) regulate technologies that replace or substantially replace human decisions, (ii) require comprehensive risk assessment reports that address specific processing activities that present a significant risk to a consumer’s privacy, and (iii) clarify when a cyber security audit must be conducted. These updated regulations expand the scope and compliance obligations of the CCPA. The CCPA provides for fines of up to $2,500 per unintentional violation and up to $7,500 per intentional violation (as adjusted from time to time) and allows individuals affected by certain data breaches to recover statutory damages up to $750 per consumer per incident. The costs of compliance with, and other burdens imposed by, the CCPA, GDPR, and similar laws may limit the use and adoption of our products and services and/or require us to incur substantial compliance costs, which could have an adverse impact on our business.

As noted, in addition to the CCPA, the United States currently has a number of states that have data privacy laws in place, or data privacy laws set to soon take effect ranging from narrow to comprehensive in nature. During the 2025 legislative cycle, comprehensive privacy reform was not prevalent in state legislatures, but several states with existing privacy statutes expanded the scope of their privacy frameworks, including Colorado, Connecticut, Virginia, Utah, Texas, Oregon, Montana, and Kentucky. This patchwork approach to privacy legislation could pose compliance and liability risks for companies that have multistate operations. Proposed and enacted bills in various states have similar rights in preexisting privacy legislation but differ in implementation and enforcement.

Outside of the United States, an increasing number of laws, regulations and industry standards govern data privacy and security. For example, the EU GDPR, the UK GDPR, and PIPEDA (as well as various related provincial laws) impose strict requirements for processing personal data. Specifically, in Europe and the United Kingdom, companies may face temporary or definitive bans on data processing and other corrective actions including fines of up to €20 million under the EU GDPR, £17.5 million under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Europe, the Network and Information Security Directive (“NIS2”) regulates resilience and incident response capabilities of entities operating in a number of sectors. Non-compliance with NIS2 may lead to administrative fines of up to €10 million or up to 2% of the total worldwide revenue of the preceding fiscal year.

We seek to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy, data security, and data protection. Our cash resources may adversely affect our compliance effort. Given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be in conflict across jurisdictions, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us, customers, or third-party vendors or end-users involved with our products to comply with our privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal data, may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on our operating results and financial condition.

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

If we become a party to a substantial, complex or extended litigation, it could cause us to incur large expenditures and could distract management. For example, lawsuits by licensors, consumers, employees or stockholders or litigation with federal, state or local governments or regulatory bodies could be very costly and disrupt business. As described elsewhere in these Risk Factors, our operations and products, as well as those of our customers, collaborators and product end-users, come with the inherent possibility of lawsuits arising from product liability, property damage and personal injury, breach of contract and product warranty claims, intellectual property infringement, regulatory violations and sanctions, and data privacy issues, any of which can result in costly and time-consuming litigation which would divert our limited management team and could cause other adverse impacts on our business such as reputational harm and loss of future business. While disputes from time-to-time are not uncommon, we may not be able to resolve such disputes on terms favorable to us which could have a material adverse impact on our results of operations.

Among other things, claims could be brought against us if use and misuse of our products causes personal injury or death. If a consumer causes damage to a person or property using a Rotor Riot drone, it as a reseller of the drone could be sued for selling an allegedly defective product. The possibility that the foregoing events occur from events involving our B2B and business to consumer (“B2C”) channels products is particularly high, because we supply technology used in the operation of drones which is relatively novel. Drones are frequently operated at high speeds and altitudes, and often in densely populated areas and/or by individuals who lack a high level of experience operating them. These characteristics increase the probability that injury or damage to personal property might occur, even absent a defect. Additionally, because our enterprise products are used as ancillary or supplemental components of a drone’s functions, it may become involved in disputes arising from a third party’s actions or products that utilize its technology, even if we were not the direct cause of the issue. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources.

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

We anticipate the risk of product liability and other claims related to our products and their uses will grow as our business expands. We are unable to predict if we will be able to obtain or maintain insurance for such claims. Insurance coverage is becoming increasingly expensive. We do not have such insurance and we may not be able to obtain it at a reasonable cost or in sufficient amounts to protect us against losses due to liability. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, would adversely affect our results of operations and business.

We face competition from larger companies that have substantially greater resources which challenges our ability to establish market share, grow the business, and reach profitability.

The markets in which we operate include a range of established manufacturers, distributors, and emerging companies that develop and supply components used in small unmanned aerial systems. These components include flight controllers, electronic speed controllers, motors, FPV cameras, video transmission systems, and related electronics. Competitors in these markets include companies such as ePropelled, ARK Electronics, ModalAI, Orqa, Lumenier, and other drone and FPV component manufacturers, as well as a large number of smaller private companies that specialize in individual components or subsystems within the drone ecosystem.

Some competitors have significantly greater financial, manufacturing, technical, and marketing resources than we do. These companies may benefit from established global supply chains, broader product portfolios, larger engineering teams, and greater brand recognition. Larger competitors may also be able to leverage economies of scale to offer products at lower prices or devote greater resources to research and development and marketing. At the same time, the industry includes numerous smaller competitors that may operate with lower overhead costs, narrow product specialization, or established relationships within specific drone markets or communities.

Competition in our industry is driven by several factors, including product performance and reliability, pricing, product availability, supply chain stability, speed of product development, customer support, and brand reputation. Rapid technological development in the drone industry results in frequent product introductions and relatively short product life cycles. As a result, companies must continuously invest in product development and manufacturing capabilities to remain competitive.

In addition, regulatory developments and government procurement requirements are influencing the competitive landscape for drone components. Certain government and commercial customers increasingly require components that comply with U.S. regulatory frameworks, including the NDAA and related procurement requirements. Recent regulatory actions by U.S. agencies, including the Federal Communications Commission, as well as government initiatives intended to strengthen domestic drone manufacturing capabilities, may further shape the market for drone components. Our strategy includes developing and manufacturing certain drone components in the United States and pursuing compliance with applicable regulatory frameworks. However, there can be no assurance that these efforts will provide a competitive advantage or that customers will adopt such products at scale.

Our ability to compete effectively will depend on a number of factors, including our ability to develop and introduce new products, maintain product quality and reliability, manage manufacturing and supply chain operations, expand production capacity, maintain effective sales and distribution channels, and provide responsive customer support. Increased competition could result in pricing pressure, reduced margins, or loss of market share, any of which could have a material adverse effect on our business, financial condition, and operating results.

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

The drone industry is relatively new and is growing rapidly. As a result, it is difficult to evaluate our business and future prospects. We cannot accurately predict whether, and even when, demand for our products will increase, if at all. The risks, uncertainties and challenges encountered by companies operating in emerging and rapidly growing industries include:

•	generating sufficient revenue to cover operating costs and sustain operations;

•	acquiring and maintaining market share;

•	attracting and retaining qualified personnel;

•	successfully developing and commercially marketing new products;

•	complying with challenging supply chain issues which may arise;

•	complying with developing regulatory requirements;

•	the possibility that favorable estimates or projections prove to be incorrect; and

•	responding effectively to changing technology, evolving industry standards, and changing customer needs or requirements.

As such, our current expectations and projects about future events and trends may be different from the actual results. Furthermore, if we are unable to address any of the above challenges successfully, our business, financial condition, results of operations, and prospects may be adversely affected by such failure.

If we fail to respond to commercial industry cycles in terms of its cost structure, manufacturing capacity, and/or personnel needs, our business could be seriously harmed.

The timing, length, and severity of the up-and-down cycles in the commercial and defense industries are difficult to predict. This cyclical nature of the industries in which we operate affects our ability to accurately predict future revenue, and in some cases, future expense levels. During down cycles in its industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in orders but also a weakening of their financial condition that could impair our ability to recognize revenue or to collect on outstanding receivables. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. We must be in a position to adjust its cost and expense structure to reflect prevailing market conditions and to continue to motivate and retain its key employees. If we fail to respond to fluctuating market conditions its business could be seriously harmed. In addition, during periods of rapid growth, we must be able to increase engineering and manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Each of these factors could adversely impact our operating results and financial condition.

If the tariffs or other factors result in increased inflation and a recession, our business may be materially harmed.

A direct impact from rising tariffs on our business has been increases in the prices of inventory we acquire and an increase in our selling prices (with one exception relating to our Unusual Machines branded B2C products). Further, due to the tariffs, possibly large cuts in the size of the government and possibly artificial intelligence (“AI”), there may be increased unemployment and other economic factors which could result in a recession. In such event, our B2C business may be materially and adversely affected. Further, our enterprise business including our manufacturing of drone components in the United States may also be adversely affected by a recessionary economy and inflation caused not only by tariffs but also by United States interest rate cuts.

The uncertainty and change in U.S. Trade and Tariff Policy could adversely affect our business.

Recent judicial rulings have introduced significant uncertainty regarding the legal basis for U.S. tariff policy. On February 20, 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose broad tariffs, invalidating major tariff measures that had been implemented under that statute. The decision emphasized that tariff-setting authority resides with Congress and that IEEPA does not include an express grant of such authority. As a result, tariffs collected under IEEPA may be subject to refund actions, and lower courts may provide further guidance on refunds and enforcement.

Although the ruling applies to tariffs imposed under IEEPA, the President has publicly signaled intentions to pursue alternative tariff measures (such as a 15% tariff on imported goods) under other statutory frameworks. These alternative legal authorities (e.g., provisions of the Trade Act of 1974, Trade Expansion Act, or other trade statutes) may be subject to legal challenge, statutory limitations, procedural requirements, and potential judicial scrutiny. There is no assurance that such alternative tariffs will withstand litigation, will not be delayed, will be upheld by courts, or will not be amended or repealed by future administrations or Congress.

The implementation, alteration, or invalidation of tariffs and other trade measures could materially and adversely affect the Company’s business, including by increasing the cost of imported goods and components, disrupting supply chains, altering competitive conditions in domestic and international markets, triggering retaliatory measures by trading partners, and increasing volatility in foreign currency and commodity markets. These developments could materially impact revenues, operating costs, margins, and overall financial performance.

Uncertainty in U.S.–China Trade Policy and Tariff Authority Could Disrupt Our Supply Chain and Increase Our Costs.

Our manufacturing operations depend on the timely procurement of raw materials, subcomponents, and finished parts, some of which are sourced from suppliers located in China. Recent developments in U.S. trade policy have introduced significant legal and regulatory uncertainty. On February 20, 2026, the Supreme Court of the United States held that the IEEPA does not authorize the imposition of broad-based tariffs. Following that decision, the President issued an executive order on February 24, 2026 imposing a 10% tariff on all countries for certain imported goods based on an alternative statutory authority and indicated a potential future increase to 15%.

Although the recent ruling addressed tariffs imposed under IEEPA, the Administration may seek to impose tariffs under other trade statutes, including Section 301 of the Trade Act of 1974 or Section 232 of the Trade Expansion Act of 1962, each of which carries distinct procedural requirements and legal standards. Any such tariffs may be subject to additional legal challenges, modifications, delays, or reversal by courts, Congress, or future administrations.

The imposition, expansion, modification, or invalidation of tariffs on imports from China, or retaliatory measures by China or other trading partners, could materially and adversely affect our business in several ways:

•	Increased input costs. Tariffs could increase the cost of imported components and raw materials, which may compress margins if we are unable to pass increased costs through to customers in a timely manner, or at all.

•	Supply shortages and delays. Trade restrictions, customs enforcement actions, port congestion, export controls, or supplier disruptions in China could delay shipments or reduce available supply, potentially interrupting our production schedules.

•	Supplier concentration risk. Certain specialized components may be available from a limited number of qualified suppliers, some of which are located in China. Rapid transition to alternative suppliers may not be feasible due to tooling, qualification, regulatory, contractual, capacity, or cost constraints.

•	Operational disruption. Uncertainty regarding tariff rates and enforcement may complicate procurement planning, inventory management, pricing decisions, and long-term supply agreements.

•	Retaliatory actions and geopolitical risk. Escalation of trade tensions between the United States and China could result in additional duties, export restrictions, licensing requirements, sanctions, or other governmental measures that disrupt cross-border supply chains.

Given the evolving nature of U.S.–China trade policy and ongoing legal and political developments, we cannot predict the scope, timing, or duration of future trade measures. Any of the foregoing developments could materially disrupt our supply chain, increase our operating costs, reduce demand for our products, and materially and adversely affect our business, financial condition, and results of operations.

If the United States experiences significant inflation, it could adversely affect our business and financial results.

Following the end of the COVID 19 pandemic, the United States experienced significant inflationary pressures. Though the current rate of inflation in the United States is much lower, if inflationary pressures occur again, including as a result of future United States interest rate declines, such inflation can adversely affect us in a variety of ways. A rise in inflation can adversely affect us by increasing our operating costs, including by increasing the costs of materials, freight and labor. The Company has not identified, planned or taken any actions to mitigate inflationary pressures. Further, in the United States, the Federal Reserve has historically responded by increasing interest rates to combat inflation. However, such increases may result in a reduced demand for our products and/or an economic downturn. In a highly inflationary environment, or any recession or economic downturn that may result, we may be unable to adjust our business is a manner that adequately addresses these challenges, and these developments could materially and adversely affect our business, results of operations and financial condition.

Risks Related to Government Regulation of Our Operations and Industry

If we fail to have other drone products approved for the Department of War’s Blue UAS Cleared List which we refer to as the “Blue List”, our future results of operations may be materially and adversely affected.

We have had multiple United States made drone products that have been approved and added to the Department of War’s Blue List. By virtue of being on the Blue List, it enables us to receive orders from agencies of the United States federal government. It also provides credibility to potential enterprise customers who might be interested in purchasing drone components from us. We are seeking to add additional products to the Blue List. If these additional products are not added to the Blue List, our future results of operations may be materially and adversely affected.

If we fail to obtain necessary regulatory approvals from the FAA or other governmental agencies or limitations are put on the use of drones in response to public privacy or safety concerns, it may prevent us from expanding the sales of our drone components in the United States.

The regulation of drones and drones component parts such as those we offer is subject to substantial change, with regulators including potential alterations, enhancements and additions to existing laws and regulations, and the ultimate treatment is uncertain. A substantial majority of our products are subject to drone-related regulations enforced by the FAA, either directly or due to their inclusion in drones offered by third parties. Further, adverse regulatory actions such as enforcement proceedings affecting customers and other third parties with which we do business can also adversely affect us, even if the violation or harm alleged did not arise from our conduct or products. Generally, under current FAA regulations the failure to register a drone, including model aircraft, in accordance with these rules may result in regulatory and criminal sanctions. The FAA may assess civil penalties up to $33,333. Criminal penalties include fines of up to $250,000 and/or imprisonment for up to three years. However, the FAA and other government bodies and agencies are considering changes to address the drone industry, which is relatively new and rapidly evolving. In addition, there exists public concern regarding the privacy and safety implications of the use of drones. This concern has included calls to develop explicit written policies and procedures establishing usage limitations. There is no assurance that the response from regulatory agencies, customers and privacy advocates to these concerns will not delay or restrict the adoption of drones and related products and technologies in certain markets. These developments, and any additional regulatory or other burdens imposed on our business and industry due to public health and safety or other concerns presently faced by the drone industry, could harm us and our customers and suppliers by increasing compliance costs and restricting our operations and product offerings and uses, which could materially adversely affect us.

We are or may become subject to governmental export and import controls, economic sanctions and other laws and regulations that could subject us to liability and impair our ability to compete in international markets.

During 2024, we commenced sales of our Blue UAS products including to a European customer as part of a larger order. The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies. Our products are subject to United States export controls, including the Commerce Department’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls, and exports of our products must be made in compliance with these laws. Furthermore, United States export control laws and economic sanctions prohibit the provision of products and services to countries, governments, and persons targeted by United States sanctions. Even though we take precautions to prevent our products from being provided to targets of United States sanctions, our products, including our firmware updates, could be provided to those targets or provided by our customers despite such precautions.

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

Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the drone business in which we are pursuing product development and sales. As the drone industries and consumer electronics expand and more patents are issued, the risk increases that our current and future products may be subject to claims of infringement of the patent rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to inventions, materials, engineering designs, or methods of manufacture related to the design, use or manufacture of our products. Because patent applications can take many years to issue, there may be patent applications currently pending that may later result in patents that our products may infringe upon. Third parties may obtain patents in the future and claim that use of our technologies or those of third parties with which our technologies are integrated infringes on these patents. If any third-party patents were to be held by a court to cover the manufacturing process of any of our products, or any of the characteristics or related components thereof, the holders of any such patents may be able to block our ability to commercialize such product unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patents were to be held by a court to cover aspects of our or our customers’ or strategic partners’ products or processes, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.

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

Our commercial success will depend substantially on the ability to obtain patents and other intellectual property rights and maintain adequate legal protection for products in the United States and other countries. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that these assets are covered by valid and enforceable patents, trademarks, copyrights or other intellectual property rights, or are effectively maintained as trade secrets. We currently have 29 issued patents, including five issued in the United States, and three pending patent applications. Certain patents were assigned to a wholly-owned subsidiary of the Company by UAV Patent Corp. (“UAV”) a wholly-owned subsidiary of Red Cat Holdings, Inc. (“Red Cat”), in each case with a non-exclusive, non-sublicensable royalty free perpetual license back to UAV for Red Cat to make, use and sell products subject to such assigned patents and applications solely with respect to military and defense drone applications.

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

Unauthorized parties may attempt to copy or otherwise use aspects of our processes and products that we regard as proprietary. While we plan to enter into written agreements with certain of our employees and consultants with terms designed to protect our intellectual property rights, there cannot be any assurance that these provisions will provide us with the protection sought. In addition to the inadvertent loss of a trade secret due to the failure to enter into a confidentiality agreement, the language of a particular confidentiality agreement may not protect our intellectual property. Further, any third parties with whom we do not execute such agreements, such as certain of our suppliers, could attempt to dispute our intellectual property rights or misappropriate our technology or trade secrets. Policing unauthorized use of our proprietary information and technology is difficult and can be costly, and our efforts to do so may not prevent misappropriation of our technologies. We may become engaged in litigation to protect or enforce our patent and other intellectual property rights or in International Trade Commission proceedings to abate the importation of goods that would compete unfairly with our products and, if unsuccessful, these actions could result in the loss of patent or other intellectual property rights protection for the key technologies on which our business strategy depends.

We also rely in part on unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to our unpatented technology. We generally requires employees, contractors, consultants, financial advisors, suppliers, and strategic partners to enter into confidentiality and intellectual property assignment agreements (as appropriate), but these agreements may not provide sufficient protection for our trade secrets, know-how or other proprietary information and a failure to obtain such an agreement could have serious adverse consequences.

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

Risks Related to our Financial Condition

Because the Company has a limited operating history, any investment in us is highly speculative.

We essentially had no business operations or revenue until we acquired Fat Shark and Rotor Riot simultaneously with the closing of our initial public offering (the “IPO”) in February 2024. Both companies, prior to the completion of the acquisitions, were operated by Red Cat since their acquisition by Red Cat in 2020. Since the IPO, we have grown rapidly particularly in 2025 which growth is continuing this year.

Unusual Machines must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations, and growth process. For all these reasons, we may be unable to achieve or maintain profitability in a timely manner or at all.

We have incurred net losses since inception and may fail to achieve or maintain profitability.

Since inception, we have incurred net losses for each reported quarter other than the quarter ended September 30, 2025. In the quarter ended September 30, 2025, we incurred net income of $1,603,465, which was related to an unrealized gain in short-term investments rather than our core operations. For the year ended December 31, 2025, we sustained an operating loss of $25,152,060 and a net loss of $19,193,617. We will need to generate higher revenues and control operating costs in order to attain profitability. There can be no assurances that we will be able to do so or to reach profitability.

We expect to continue to incur losses for the foreseeable future and expects costs to increase in future periods as we expend substantial financial and other resources on, among other things:

•	expanding from 18 employees as of March 31, 2025 to 80 employees as of December 31, 2025 to approximately 141 employees as of March 6, 2026;

•	Opening four new production facilities during 2025 and Q1 2026;

•	Ordering new manufacturing equipment and acquiring inventory in advance of purchase orders;

•	general and administrative expenditures, including significantly increasing expenses to support the growth;

•	training and integrating new employees;

•	competing with other companies that are currently in, or may in the future enter, the markets in which we compete;

•	maintaining high customer satisfaction and ensuring product and service quality;

•	maintaining the quality of our technology infrastructure;

•	establishing and increasing market awareness of our Company and enhancing our brand;

•	consummating and integrating acquisitions; and

•	maintaining compliance with applicable governmental regulations and other legal obligations, including those related to intellectual property and drones.

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

Our operating results and key metrics could vary significantly from period-to-period as a result of various factors, some of which are outside of our control, including:

•	delays in the receipt of orders from customers that are dependent on government orders;

•	the effect that tariffs, a trade war and a potential recession may have on our business;

•	delays in getting U.S. Department of War Blue List approval for additional drone components that we develop;

•	the expansion or contraction of our customer base and the amount of products ordered;

•	the size, duration and terms of our contracts with both existing and new customers, including distributors we may contract with;

•	enterprise customers ordering of products that may be affected by their budgets and fiscal years;

•	seasonality of retail sales which generally has experienced higher sales volumes in the fourth quarters than in other three-month periods as a result of holiday purchases and its e-commerce focus;

•	Our ability to sell inventory that we purchased for anticipated orders which orders may or may not be received;

•	sales cycles which fluctuate and often include delays between the end of one product or solution’s cycle and the launch of a new product or solution to replace or supplement the prior offering;

•	the introduction of products and product enhancements by competitors, and changes in pricing for products offered by us or our competitors;

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors or otherwise;

•	changes in customers’ budgets;

•	the amount and timing of payment for expenses, including infrastructure, research and development, sales and marketing expenses, employee benefit and stock-based compensation expenses;

•	costs related to the hiring, training and maintenance of our employees;

•	any future impact from the ongoing geopolitical military conflicts (including the wars in Ukraine and the Middle East and instability in Latin America, and tensions between China and Taiwan). In particular, there is a risk that rising oil prices caused by the Middle East war could be disruptive and have follow-on effects that could impact the economy;

•	supply chain issues;

•	political unrest affecting our relationship with China and future tariffs;

•	our lack of long-term agreements (including “requirements agreements”) with our suppliers which can affect the availability of parts and future costs; and

•	changes in laws and regulations or other regulatory developments that impact our business.

Any one of these or other factors discussed elsewhere in these Risk Factors may result in fluctuations in our operating results, meaning that period-to-period comparisons may not necessarily be indicative of our future performance.

Risks Related to our Common Stock

The market price of our common stock has been volatile, which could result in substantial losses for investors holding our shares.

The trading price of our common stock has been volatile and may fluctuate substantially as it has in the past. The price of our common stock in the market may be higher or lower than the price you paid, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include, but are not limited to the other Risk Factors included in this Report and also include:

•	the impact of the United States tariff policy and resulting litigation;

•	our ability to manage our rapid growth;

•	our success in managing our new drone motor, headset and other manufacturing facilities, the impact of bugs or defects in the equipment we are purchasing and the drone motors, headsets and camera components that we will manufacture, and our ability to recruit qualified employees for such facilities;

•	our failure to adequately increase production capacity and achieve such reductions in manufacturing costs and projected economies of scale could materially adversely affect our business;

•	our facing significant risks in the management of our inventory, and failure to effectively manage the inventory levels may result in supply imbalances that could harm our business.

•	our facilities and information technologies systems and those of our key suppliers could be damaged as a result of disasters or unpredictable events which could have an adverse effect on our business operations;

•	if critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business;

•	our ability to stay competitive within our markets may be dependent upon increasing manufacturing capacity to support anticipated growth and achieving cost reductions and projected economies of scale from increasing manufacturing quantities of our products;
•	any softening in the economy and increases in inflation in the United States;

•	the announcement of new products by our competitors;

•	our ability to obtain patents for our products and defend our intellectual property from misappropriation and competitive use;

•	progress and publications of the commercial acceptance of similar technologies to those we utilize;

•	our ability to grow revenues and achieve profitability from operations;

•	additions or departures of key personnel including our executive officers;

•	actual or anticipated variations in operating results;

•	business disruptions caused by natural disasters and uncontrollable events such as severe weather conditions including hurricanes or geopolitical turmoil;

•	disclosure of cybersecurity attacks or data privacy issues involving our products or operations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, significant contracts, or other material developments that may affect our prospects;

•	adverse regulatory developments; and

•	general market conditions including factors unrelated to our operating performance

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance and could prevent you from selling your common stock at or above your purchase price. In addition, the stock markets may experience extreme price and volume fluctuations that may be unrelated or disproportionate to a company’s operating performance.

Because our common stock is listed on the NYSE American, we are subject to additional regulations and continued listing requirements.

Because our common stock is listed on the NYSE American, we are required to meet the continued listing standards for NYSE American. If we fail to meet NYSE American’s listing standards, its common stock may be delisted. To maintain a listing on NYSE American, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements standards, our common stock could be subject to delisting. Delisting would have a negative effect on the price of our common stock and would impair your ability to sell our common stock when you wish to do so.

If we fail to maintain effective disclosure controls and internal controls over financial reporting, it could have an adverse impact on us.

We are required to establish and maintain appropriate disclosure controls and internal controls over financial reporting. In the past we have identified material weaknesses in our internal controls over financial reporting, which have been remediated.

Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including our rapid growth. Further, we may discover weaknesses in our disclosure controls or our internal controls over financial reporting. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financials and other information, which would likely have a negative effect on the market price of our common stock.

If securities or industry analysts adversely change their recommendations regarding our common stock, the market price for our common stock and trading volume could decline.

The trading market for our common stock will be influenced by research or reports that industry or securities analysts publish about our business. If one or more analysts who cover us downgrade ours common stock, the market price for our common stock would likely decline.

Because we are an emerging growth company under the federal securities laws and regulations, we do not have to comply with certain disclosure requirement.

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

We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year during which we have total annual gross revenues of at least $1.235 billion; (b) the fifth anniversary of the completion of our IPO; (c) the date on which we have, during the preceding three-year period, issued more than $1.0 billion in non-convertible debt; or (d) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934 (the “Exchange Act”), which would occur as of the end of any fiscal year if the market value of share of our common stock that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. Once we cease to be an emerging growth company, we will not be entitled to the exemptions provided in the JOBS Act discussed above.

Our Board may authorize and issue shares of a new series of preferred stock that could be superior to or adversely affect current holders of our Common Stock.

Our Board has the power to authorize and issue shares of classes of stock, including preferred stock that have voting powers, designations, preferences, limitations and special rights, including preferred distribution rights, conversion rights, redemption rights and liquidation rights without further stockholder approval which could adversely affect the rights of the holders of our common stock. In addition, our Board could authorize the issuance of a series of preferred stock that has greater voting power than the common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to its existing common stockholders

Any of these actions could significantly adversely affect the investment made by holders of our common stock. Holders of common stock could potentially not receive dividends that they might otherwise have received. In addition, holders of our common stock could receive less proceeds in connection with any future sale of the Company, in liquidation or on any other basis.

Our Articles of Incorporation contain certain provisions which may result in difficulty in bringing actions against or on behalf of the Company or its affiliates.

Section 7 of our Articles of Incorporation provides that our internal affairs, including derivative actions, shall be brought exclusively in the courts located in Clark County, Nevada. To the extent that any such action asserts a claim under the Exchange Act, that claim must be brought in federal court. Section 7 also provides that the United States federal courts generally shall have exclusive jurisdiction over claims brought under the Securities Act, the effect of which is that an action under the Securities Act with respect to the Company may only be brought in the federal courts, while absent such provision the federal and state courts would otherwise have concurrent jurisdiction over such a matter. Further, Section 7 also provides for the United States District Court for the District of Nevada as the exclusive venue for any cause of action under either the Securities Act or the Exchange Act, meaning such federal court is the only court in which such a case may be brought and heard. These provisions may have the effect of precluding stockholders from bringing suit in their forum or venue of choice. Further, these provisions may give rise to a potential ambiguity as to which courts – state or federal – should preside over certain cases such as cases with overlapping claims under both Nevada corporate law and the Securities Act and the rules and regulations thereunder. While the Supreme Court of Delaware has upheld a charter provision designating federal courts as the exclusive forum for actions brought under the Securities Act, it is unclear how a court in Nevada, might rule. Therefore, an investor seeking to bring a claim against or on behalf of the Company or its affiliates under Nevada law or the federal securities laws may be forced to litigate their case in a court which poses geographic or other hardships, and could face uncertainty as to which jurisdiction and venue the case will ultimately be heard in, which may delay, prevent or impose additional obstacles on the investor in such litigation. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder, and there is uncertainty as to whether a state or federal court would enforce this charter provision.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Like all companies that utilize technology, we are subject to threats of breaches of our technology systems. To mitigate the threat to our business, we will take a comprehensive approach to cybersecurity risk management. Our management actively oversees our risk management program, including the management of cybersecurity risks. We intend to establish policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats, including those discussed in our Risk Factors. We intend to devote financial and personnel resources to implement and maintain security measures to meet regulatory requirements and stakeholder expectations, and we intend to continue to make investments to maintain the security of our data and cybersecurity infrastructure. We intend to establish and maintain a Cybersecurity Maturity Model Certification compliance program and will work to meet all applicable deadlines. While there can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective, we believe that the Company’s investment in people and technologies will contribute to a culture of continuous improvement that will put the Company in a position to protect against potential compromises and we do not believe that risks from any prior cybersecurity threats have materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that past or future attacks will not materially affect us, including our business strategy, results of operations, or financial condition.

Item 2.	Properties.

Our corporate headquarters is in Orlando, Florida where as of March 2026, we lease five different facilities which are utilized for drone parts manufacturing, warehousing and our corporate headquarters. In addition, we lease a manufacturing facility in Canberra, Australia for motor production. Our leases vary in length, of which go through 2029.

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

The last reported sales price of our Common Stock on March 11, 2026 was $19.84.

Holders

As of February 26, 2026, there were approximately 18 holders of record of our Common Stock. In addition, there are approximately 17,655 beneficial owners who hold shares of our Common Stock in “street name”.

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

Recent Sales of Unregistered Securities

On November 20, 2025, the Company issued a total of 500,000 shares of the Company’s common stock to its officers. The shares were valued at $3,880,000 based on the $7.76 quoted trading price on grant date and expensed on the grant date.

On December 29, 2025, the Company issued 142,299 shares of the Company’s restricted common stock to certain officer and directors of the Company upon exercise of warrants to purchase common stock. The Company received cash proceeds of $65,461 for cash exercised warrants.

On December 31, 2025, the Company issued 3,140 shares of the Company’s restricted common stock to each of three of the Company’s non-employee directors for services as a director. The shares of restricted stock are fully vested and granted under the Company’s 2022 Equity Incentive Plan (the “Plan”). The shares were valued at $12,.74 per share, which was the quoted trading price of the Company’s Common Stock on the date of grant, for a total value of approximately $120,000.

The shares issued above were exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) thereunder.

Item 6.	Selected Financial Data

As a smaller reporting company, we are not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited financial statements (prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”)) and related notes included elsewhere in this Annual Report on Form 10-K (this “Form 10-K”). The following discussion contains forward-looking statements that are subject to risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” “Unusual Machines,” and the “Company” refer to Unusual Machines, Inc. and its subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

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

Under the Agreement, Jones will be entitled to compensation of 3.0% of the gross proceeds from the sales of the Shares sold under the Sales Agreement. In addition, we have agreed to reimburse Jones for the fees and disbursements of its counsel, in an amount not to exceed $55,000. In addition, we shall reimburse Jones for legal fees of its counsel up to $3,750 for each quarterly due diligence update. The Shares are being offered and sold pursuant to a prospectus supplement filed with the Securities and Exchange Commission (the “SEC”).

During the month of October 2025, we sold 4,666,600 shares of common stock at an average price of $15.46 per share under the Agreement for total gross proceeds of approximately $72.1 million. We paid Jones approximately $2.2 million related to the sales of common stock under the Sales Agreement.

Recent Customer Purchase Orders

On January 15, 2026, we secured a $2.1 million order from a customer for domestically assembled drone systems for defense and government applications which includes Rotor Riot Brave flight controllers and ESCs, Fat Shark Aura analog cameras and video transmitters, HDO+ headsets and Unusual Machines motors. The order is expected to be fulfilled over the first two quarters of 2026.

On December 22, 2025, we secured a $3.75 million order from Performance Drone Works (“PDW”) to support the scaling of PDW’s FPV program. The order includes FPV headsets as the Company continues to expand and scale their U.S. based manufacturing including domestic motors and other components.

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

Recent Investments

During the first quarter of 2026, we have entered into and made several key investments with three different private drone related companies. We invested a total $17.5 million between the three different companies, all of which will include registration rights upon completion of their initial public offering or merger with a publicly traded company.

These investments are ancillary to our core drone components business and were made because we believe the investments will provide future drone related revenues. In all cases, we also believed that apart from the future sales benefits, each investment potential outweighed the risks.

Recent Hires

On February 2, 2026, we appointed Chadd Cole as Vice President of FP&A. Mr. Cole has more than 12 years of experience in financial planning and analysis roles at Verizon, Electronic Arts (EA) and most recently was the Director of FP&A at Carrier. Mr. Cole led the financial planning and analysis function including budgeting, planning and financial reporting through automation and technology.

On January 1, 2026, we promoted Stacy Wright to Chief Revenue Officer. Ms. Wright joined Rotor Riot in 2020 as Vice President and was promoted to President in 2024 following its acquisition by Unusual Machines. She has been instrumental in scaling operations evolve the business from a community-driven e-commerce platform into a diversified revenue operation service enterprise and defense customers.

Results of Operations

We acquired Fat Shark and Rotor Riot on February 16, 2024 and generated no revenue from January 1, 2024 through the date of acquisition. For pro forma information unaudited result of operations reflecting our performance if we had owned these subsidiaries as of January 1, 2024, See Note 3 to our Consolidated Financial Statements.

Years Ended December 31, 2025 and 2024

Revenue

During the year ended December 31, 2025 we generated revenues totaling $11,199,217 compared to $5,565,319 during the year ended December 31, 2024, representing an increase of $5,633,898 or 101%. Our revenues during 2024 consisted primarily of retail revenue in our B2C business line. The increase in revenue during 2025 primarily relates to the increase and establishment of our B2B business and revenue related to our NDAA and Blue UAS products. During the fourth quarter of 2025, we started manufacturing production on certain products including drone motors and we continue to see increased interest and demand in our manufactured products heading into 2026. We expect our revenue to continue to grow quarterly in 2026 as we continue to build out our capacity including our manufacturing facilities and products as well increasing our staffing to handle additional demand from the market.

Cost of Goods Sold

During the year ended December 31, 2025, we incurred cost of goods sold of $7,292,370 compared to $4,019,068 during the year ended December 31, 2024, resulting in an increase of $3,273,302 or 81%. Cost of goods sold primarily relate to product costs from our sales, but also include certain shipping and other direct product costs including tariffs. During the fourth quarter of 2025, cost of goods sold also include direct payroll costs, a portion of rent expense and depreciation expense related to our manufactured products. The increase in cost of goods sold is primarily driven by the increase in our revenue and growth in B2B sales along with the increase in tariffs during 2025. We expect our total cost of goods sold to increase in 2026 in conjunction with our revenue increases as we sell additional product.

Gross Margin

During the year ended December 31, 2025, our gross profit was $3,906,847 compared to $1,546,251 during the year ended December 31, 2024, resulting in an increase of $2,360,596 or 153%. Our gross margin, as a percentage of sales, totaled 35% during the year ended December 31, 2025, compared to 28% during the year ended December 31, 2024. We anticipate our gross margin to fluctuate period to period depending on certain promotions and products that are sold during the year including the mix between retail and enterprise sales. The increase in gross margin during the year was based on our larger mix of enterprise orders during 2025. While the margins we generated during the year are in line with our expectations and normal operating margins, we do anticipate continued fluctuations in our manufactured products into 2026 as we continue to improve our manufacturing process and become more efficient. We anticipate our gross margins to have fluctuations in 2026 as we start scaling our manufacturing process. We anticipate our gross margins will have a decline in the first two quarters of 2026 as we bring on and train our staff, work to scale production, increase to multiple shifts, and build out efficiencies. We anticipate our margins will improve in the second half of 2026 as we have more trained staff and efficient processes and as we bring on our highly-automated production line for motors.

Operating Expenses

During the year ended December 31, 2025, operations expenses totaled $3,234,706 compared to $959,740 during the year ended December 31, 2024, resulting in an increase of $2,274,966 or 237%. Operations expenses primarily relate to our direct operations including our warehouse personnel and warehouse expenses. In addition, we have started incurring additional operations related expenses as we start incurring non-product costs related to our motor production and headset facilities. We expect our operations expense to increase as we continue to hire additional staff to support our operations including engineering staff to help improve process and gain efficiencies. We are also setting up our headset factory and anticipate building out a battery facility and camera facility in the second half of 2026.

During the year ended December 31, 2025, research and development expenses totaled $202,585 compared to $90,584 for the year ended December 31, 2024, resulting in an increase of $112,001 or 124%. Research and development expense primarily relates to new product development as we continue to partner with manufacturers to bring drone component manufacturing to the United States. We expect our research and development expenses to increase some as we continue to build out our products, however, we do not anticipate a significant growth as compared to revenue and other costs.

During the year ended December 31, 2025, sales and marketing expenses totaled $1,581,716 compared to $1,091,268 for the year ended December 31, 2024, resulting in an increase of $490,448 or 45%. Sales and marketing expenses primarily relate to advertising spend related to Rotor Riot, marketing events and payroll expenses for our sales and marketing team. The increase relates mainly to adding additional staffing to our sales and marketing team. We anticipate our sales and marketing costs to increase in 2026 related to building out our enterprise sales team, however, we expect these increases to be at a lower rate than our revenue and other expenses as our enterprise sales are more dedicated efforts, while our retail revenue is driven off of advertising sales.

During the year ended December 31, 2025, general and administrative expenses totaling $23,898,633 compared to $6,250,939 for the year ended December 31, 2024, resulting in an increase of $17,647,694 or 282%. General and administrative expenses incurred during 2025 include expenses related to operations for a public company including legal and other professional fees, public company insurance expense, and other costs associated with being public. We’ve also increased our headcount to support our growth which includes building out our accounting, HR, and facilities staff. The above amount includes $15,619,929 in non-cash stock compensation expense during 2025 as compared to $2,309,531 during 2024. We expect our general and administrative expenses to increase during 2026 as we continue to build out our infrastructure with additional hires and systems. We also anticipate things like professional fees and other expenses related to being a public company to increase. In addition, we anticipate our non-cash stock compensation expense to be higher in 2026. We do not anticipate the increase in our general and administrative expenses to increase at the same rate as our revenue as we start to gain operational efficiencies at scale.

During the year ended December 31, 2025, we recognized a loss on impairment of goodwill of $0 compared to $10,073,326 for the year ended December 31, 2024, resulting in a decrease of $10,073,326 or 100%. The loss on goodwill impairment in 2024 relates to the difference in the fair value calculation of goodwill from the acquisitions of Rotor Riot and Fat Shark as compared to the carrying value as of December 31, 2024. We did not have any goodwill impairment in 2025.

Other Income (Expense)

During the year ended December 31, 2025, other income and expense totaled $5,922,191 compared to ($15,002,061) during the year ended December 31, 2024. During 2025, we generated $1,830,944 in interest income from our preferred savings account related to our cash balances. We also generated $1,623,317 in realized gains from our investments and an additional $2,469,908 in unrealized gains from our investments in the drone industry. During 2024, other income and expenses mostly consisted of non-cash related charges including $16,146,205 for the change in fair value from our derivatives including the conversional option feature on the note payable and the warrant liability. It was offset by a non-cash gain on debt extinguishment of $1,259,979. Finally, other expenses included $116,981 for interest expense that the Company paid in relation to its note payable during the year and interest income of $1,146.

Net Loss

Our net loss for the year ended December 31, 2025, totaled $19,193,617. This compared to $31,980,468 for the year ended December 31, 2024, resulting in a decrease in net loss of $12,786,851. The change in net loss primarily consists of an increase in our revenue, offset by a large increase in G&A expenses, mainly from non-cash stock compensation expense of $15.6 million and the net change in other income and expense during the year based on our interest income and realized and unrealized gains from investments during the year. We anticipate our net loss position to improve during 2026 as we start scaling our revenue and gain some operational efficiencies on the general and administrative expenses. This will partially be offset by anticipated fluctuations in our margins during the first half of the year.

Cash Flows

Operating Activities

Net cash used in operating activities was $21,177,620 during the year ended December 31, 2025, compared to net cash used in operating activities of $3,966,368 during the year ended December 31, 2024, representing an increase of $17,181,252 or 433%. This change in net cash used in operating activities includes a net impact of non-cash adjustments to reconcile our net loss to net cash used in operating activities of $15,666,817 primarily driven by not having an impairment charge on goodwill and change in fair value of derivatives during 2025 and offset by the increase in stock based compensation expense during the year. The net impact of non-cash activities was offset by an increase in our net loss this year of $12,786,852. Our change in assets and liabilities was the other primary driver of the change in net cash used in operating activities with the primarily impact being a result from an increase in prepaid inventory of $8,760,006, inventory of $4,399,358, and accounts receivable of $1,538,774. This was offset by an increase in operating lease liabilities of $2,288,458 with the addition of our additional facilities and increase in our accounts payable and accrued expenses of $479,259.

Investing Activities

Net cash used in investing activities was $37,090,810 during the year ended December 31, 2025 compared to net cash used in investing activities of $852,801 during the year ended December 31, 2024, representing an increase of $36,238,009. This change in net cash used in investing activities is related to the $38,550,000 used for short-term investments in other drone related companies during the year and $2,062,181 related to purchase of property and equipment for our motor and headset factories which was offset by proceeds from the sale of short-term investments of $3,428,317.

Financing Activities

Net cash provided by financing activities totaled $157,769,034 during the year ended December 31, 2025, compared to net cash provided by financing activities of $7,711,718 during the year ended December 31, 2024, resulting in an increase in net cash provided by financing activities of $150,057,316. The change relates to proceeds received from multiple financings during 2025 including our confidentially marketed public offering of $40,000,000 in May 2025, our registered direct offering of $48,500,000 in July 2025, and our at-the-market offering of $72,145,636 in October 2025. We received $5,000,000 related to our IPO in 2024 and an additional $2,047,105 from a private placement in October 2024. We also had $5,744,927 related to cash proceeds received during 2025 for warrant exercises as compared to $1,523,700 during 2024. This was all offset by fees related to our financings of $9,268,101 in 2025 and $859,087 in 2024.

Liquidity and Capital Resources

As of December 31, 2025, we had current assets totaling $159,511,482 primarily consisting of cash balances of $103,261,397, trading security investments of $39,214,909, accounts receivable of $1,779,423, inventory of $5,316,648 and prepaid deposits for inventory of $9,748,483, and other current assets of $190,622. Our current liabilities as of December 31, 2025 totaled $2,601,347, primarily consisting of accounts payable and accrued expenses of $1,506,793, operating lease liabilities of $456,429 and customer deposits of $638,125. Our net working capital as of December 31, 2025 was $156,910,135.

On October 29, 2024, we completed a private placement offering for the sale of 1,286,184 shares of Common Stock at a price of $1.52 per share for aggregate gross proceeds of $1.95 million before deducting fees to the placement agent and other expenses payable by us in connection with the private placement. We retained approximately $1.8 million in net proceeds.

In December 2024, two investors and note holders exercised their option to convert $3.0 million of the then outstanding Convertible Note into 1,507,538 shares of Common Stock at a price of $1.99 per share. After the conversion and as of December 31, 2024, we no longer have any debt outstanding.

In December 2024, we also had several investors exercise 684,000 warrants with cash and we issued 684,000 shares of our Common Stock for total cash proceeds of approximately $1.5 million.

On February 26, 2025, multiple investors exercised 1,224,606 warrants at $1.99 per warrant from the October 2024 Private Placement and we issued 1,224,606 shares of our Common Stock and received cash proceeds of approximately $2.4 million.

On May 7, 2025, we completed a confidentially marketed public offering in which we sold 8,000,000 shares of our common stock at $5.00 per share and after deducting underwriting discounts and expenses, we received approximately $36.5 million in net cash proceeds.

On July 14, 2025, we entered into a Securities Purchase Agreement with certain investors for the purchase and sale of 5,000,000 shares of common stock in a registered direct offering at a public offering price of $9.70 per share. We received net cash proceeds of approximately $44.9 million.

During the month of October 2025, we sold a total of 4,666,600 shares of common stock at an average price of $15.46 per share under our Sales Agreement and after deducting fees and other expenses, we received approximately $69.9 million in net cash proceeds.

On November 5, 2025, warrant holders exercised 640,000 warrants at $5.00 per warrant in connection with the May 2025 confidentially marketed public offering and the Company issued 640,000 shares of Common Stock. The Company received cash proceeds of $3.2 million in relation to the exercise.

As of March 6, 2026, we have approximately $90 million in cash and $27 million in inventory and prepaid inventory. We believe that the net proceeds from our 2025 financings, warrant exercises, revenues, and existing cash balances will be sufficient to fund our current operating plans through at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate.

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

Business Combinations

The Fat Shark, Rotor Riot, and Rotor Lab acquisitions were accounted for as a business combination under ASC 805. We recognized the assets acquired and liabilities assumed at fair value as of the date of acquisition. The fair value is determined based on assumptions used in valuations and estimates determined by management, which are subjective.

The Rotor Lab acquisition included a contingent consideration of up to $3.0 million based on the Company producing and recognizing revenue, dollar for dollar related to internally manufactured motors during the first two years after the acquisition closing date. The fair value of contingent consideration is determined using the Monte-Carlo variable scenario model which values the liability at the measurement date using certain assumptions including the expected revenue over the calculation period, a discount rate related to revenue projections, the risk-free interest rate over the earnout period and certain estimates and probabilities of different outcomes.

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

Revenue Recognition

We receive revenues from the sale of drone and drone parts from enterprise customers and distributers (enterprise revenue) and individual consumers (retail revenue). Sales revenue is recognized when the products are shipped and the price is fixed or determinable, no other significant obligations of the Company exist and collectability is probable. Revenue is recognized when the title to the products has been passed to the customer, which is the date the products are shipped to the customer. This is the date the performance obligation has been met.

Investments

We have several short-term investments in other publicly traded drone and drone related companies. Since the investments are not part of the company’s primary business, the Investments are valued under ASC 820 – Fair Value Measurement. Common stock, preferred stock and warrants are both measured at Fair Value each quarter, with changes recognized through net income each reporting period. We value the fair value of preferred stock based on the conversion calculation of preferred shares into common shares outlined in the certificate of designation into a common stock equivalent multiplied by the quoted trading price of the common stock as of the close of market on the reporting period. Due to the warrants being non-tradable, we estimate fair value using a Black-Scholes model based on the current stock price, the exercise price of the warrant, the estimated volatility of the stock, the risk-free interest rate, and the expected life of the warrant.

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

UNUSUAL MACHINES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Unusual Machines, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unusual Machines, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2024

Boca Raton, Florida

March 12, 2026

Unusual Machines, Inc.

Consolidated Balance Sheets

	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$103,261,397	$3,757,323
Short-term investments	39,214,909	–
Accounts receivable	1,564,739	66,575
Related party accounts receivable	214,684	–
Inventories	5,316,648	1,335,503
Prepaid inventory	9,748,483	904,728
Other current assets	190,622	31,500
Total current assets	159,511,482	6,095,629

Property and equipment, net	2,233,891	570
Operating lease right-of-use assets, net	2,607,256	323,514
Other assets	197,785	59,426
Goodwill	15,596,105	7,402,906
Intangible assets, net	2,561,895	2,225,530
Total non-current assets	23,196,932	10,011,946

Total assets	$182,708,414	$16,107,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,506,793	$668,732
Deferred revenue	638,125	197,117
Operating lease liability	456,429	67,820
Total current liabilities	2,601,347	933,669

Long-term liabilities
Deferred tax liability	146,772	93,793
Operating lease liability – long term	2,173,626	262,171
Contingent consideration	2,847,000	–

Total liabilities	7,768,745	1,289,633

Commitments and contingencies (Note 15)	–	–

Common stock - $0.01 par value, 500,000,000 authorized and 37,759,911 and 15,122,018 shares issued and outstanding at December 31, 2025 and 2024, respectively	377,596	151,221
Additional paid in capital	229,665,734	50,580,235
Accumulated deficit	(55,107,131)	(35,913,514)
Accumulated other comprehensive income	3,470	–
Total stockholders’ equity	174,939,669	14,817,942

Total liabilities and stockholders’ equity	$182,708,414	$16,107,575

See accompanying independent auditor’s report and notes to the financial statements.

Unusual Machines, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
	2025	2024

Revenue	$11,199,217	$5,565,319

Cost of goods sold	7,292,370	4,019,068

Gross profit	3,906,847	1,546,251

Operating expenses:
Operations	3,234,706	959,740
Research and development	202,585	90,584
Sales and marketing	1,581,716	1,091,268
General and administrative	23,898,633	6,250,939
Loss on impairment of goodwill	–	10,073,326
Depreciation and amortization	141,267	72,161
Total operating expenses	29,058,907	18,538,018

Loss from operations	(25,152,060)	(16,991,767)

Other income (expense):
Interest income	1,830,944	1,146
Interest expense	(519)	(116,981)
Gain on debt extinguishment	–	1,259,979
Change in fair value of derivatives and warrant liabilities	–	(16,146,205)
Unrealized gain from short-term investments	2,469,908	–
Realized gain from short-term investments	1,623,317	–
Gain (Loss) from foreign currency transactions	(1,459)	–
Total other income (expense)	5,922,191	(15,002,061)

Net loss before income tax	(19,229,869)	(31,993,828)

Income tax benefit	36,252	13,360

Net loss	$(19,193,617)	$(31,980,468)

Comprehensive Income (Loss):

Net loss	$(19,193,617)	$(31,980,468)

Other comprehensive income (loss):
Gain from foreign currency translation	3,470	–

Comprehensive loss	$(19,190,147)	$(31,980,468)

Net loss per share
Basic and diluted	$(0.74)	$(3.84)

Weighted average common shares outstanding
Basic and diluted	26,015,541	8,325,128

See accompanying independent auditor’s report and notes to financial statements.

Unusual Machines, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

	Series A, Preferred Stock		Series B, Preferred Stock		Series C, Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2023	–	$–	190	$2	–	$–	3,217,255	$32,173	$5,315,790	$(3,933,046)	$1,414,919

Issuance of common shares as settlement	–	–	–	–	–	–	16,086	161	64,183	–	64,344
Issuance of common shares, initial public offering, net of offering costs	–	–	–	–	–	–	1,250,000	12,500	3,837,055	–	3,849,555
Issuance of common shares, business combination	–	–	–	–	–	–	4,250,000	42,500	16,957,500	–	17,000,000
Issuance of common shares, equity incentive plan	–	–	–	–	–	–	1,330,955	13,310	(13,310)	–	–
Issuance of common shares, private placement, net	–	–	–	–	–	–	1,286,184	12,862	1,812,842	–	1,825,704
Exchange of common shares for Series A preferred	4,250	43	–	–	–	–	(4,250,000)	(42,500)	42,457	–	–
Exchange of convertible note for Series C preferred	–	–	–	–	210	2	–	–	999,998	–	1,000,000
Conversion of preferred shares to common shares	(4,250)	(43)	(190)	(2)	(210)	(2)	5,830,000	58,300	(58,253)	–	–
Cash exercise of warrants	–	–	–	–	–	–	684,000	6,840	1,516,860	–	1,523,700
Convertible note conversion	–	–	–	–	–	–	1,507,538	15,075	17,849,250	–	17,864,325
Stock compensation expense - vested stock	–	–	–	–	–	–	–	–	2,194,938	–	2,194,938
Stock option compensation expense	–	–	–	–	–	–	–	–	60,925	–	60,925
Net loss	–	–	–	–	–	–	–	–	–	(31,980,468)	(31,980,468)

Balance, December 31, 2024	–	$–	–	$–	–	$–	15,122,018	$151,221	$50,580,235	$(35,913,514)	$14,817,942

	Series A, Preferred Stock		Series B, Preferred Stock		Series C, Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Equity
Balance, December 31, 2024	–	$–	–	$–	–	$–	15,122,018	$151,221	$50,580,235	$(35,913,514)	$–	$14,817,942

Issuance of common shares, Management/BOD	–	–	–	–	–	–	1,870,534	18,702	(18,702)	–	–	–
Issuance of common shares, option exercises	–	–	–	–	–	–	162,816	1,629	644,943	–	–	646,572
Issuance of common shares, consulting services	–	–	–	–	–	–	7,896	78	(78)	–	–	–
Issuance of common shares, advisory board	–	–	–	–	–	–	258,000	2,580	(2,580)	–	–	–
Issuance of common shares for exercise of warrants	–	–	–	–	–	–	2,015,405	20,154	5,724,773	–	–	5,744,927
Issuance of common shares, confidentially marketed public offering	–	–	–	–	–	–	8,000,000	80,000	36,416,000	–	–	36,496,000
Issuance of common shares, registered direct offering	–	–	–	–	–	–	5,000,000	50,000	44,851,000	–	–	44,901,000
Issuance of common shares, at-the-market, net of offering costs	–	–	–	–	–	–	4,666,600	46,666	69,933,868	–	–	69,980,534
Issuance of common shares, Rotor Lab acquisition	–	–	–	–	–	–	656,642	6,566	5,916,345	–	–	5,922,911
Stock compensation expense	–	–	–	–	–	–	–	–	1,868,514	–	–	1,868,514
Stock compensation expense - vested stock	–	–	–	–	–	–	–	–	13,751,416	–	–	13,751,416
Net loss	–	–	–	–	–	–	–	–	–	(19,193,617)	–	(19,193,617)
Foreign currency translation gain	–	–	–	–	–	–	–	–	–	–	3,470	3,470

Balance, December 31, 2025	–	–	–	$–	–	$–	37,759,911	$377,596	$229,665,734	$(55,107,131)	$3,470	$174,939,669

See accompanying independent auditor’s report and notes to financial statements.

Unusual Machines, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(19,193,617)	$(31,980,468)
Depreciation and amortization	141,267	72,161
Stock compensation expense as settlement	–	64,344
Stock compensation expense	15,619,929	2,255,862
Unrealized gain on short-term investments	(2,469,908)	–
Realized gain on sale of short-term investments	(1,623,317)	–
Loss on impairment on goodwill	–	10,073,326
Change in fair value of derivatives and warrant liabilities	–	16,146,205
Gain on debt extinguishment	–	(1,281,880)
Credit loss provision	18,122	–
Income tax benefit	(36,252)	(13,360)
Change in assets and liabilities:
Accounts receivable	(1,598,551)	(59,777)
Inventory	(3,944,257)	455,101
Prepaid inventory	(8,843,755)	(83,749)
Other assets	(137,280)	54,940
Right of use asset	(2,353,311)	–
Accounts payable and accrued expenses	745,949	266,690
Operating lease liabilities	2,240,020	(48,438)
Customer deposits and other current liabilities	257,342	82,676
Net cash used in operating activities	(21,177,620)	(3,996,367)

Cash flows from investing activities
Cash portion of consideration paid for acquisition of businesses, net of cash received	93,054	(852,801)
Cash paid for short-term investments	(38,550,000)	–
Proceeds from sale of short-term investments	3,428,317	–
Purchases of property and equipment	(2,062,181)	–
Net cash used in investing activities	(37,090,810)	(852,801)

Cash flows from financing activities:
Proceeds from issuance of common shares, public offering	40,000,000	5,000,000
Proceeds from issuance of common shares, registered direct offering	48,500,000	–
Proceeds from issuance of common shares, at the market	72,145,636	–
Proceeds from option exercises	646,572	–
Proceeds from issuance of common shares, private placement	–	2,047,105
Proceeds from issuance of common shares, warrant exercises	5,744,927	1,523,700
Common share issuance offering costs	(9,268,101)	(859,087)
Net cash provided by (used in) financing activities	157,769,034	7,711,718

Net increase (decrease) in cash	99,500,604	2,862,550
Effect of exchange rate changes on cash	3,470	–

Cash, beginning of year	3,757,323	894,773

Cash, end of year	$103,261,397	$3,757,323

Supplemental disclosures of cash flow information:
Non-cash consideration paid for assets acquired and liabilities assumed	$8,769,911	$21,000,000
Deferred acquisitions costs	$–	$100,000
Deferred offering costs recorded as a reduction of proceeds	$–	$512,758

See accompanying independent auditor’s report and notes to financial statements.

Unusual Machines, Inc.

Consolidated Notes to Financial Statements

For the Years Ended December 31, 2025 and 2024

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

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries including UMAC IP Holdings Corp., Fat Shark and Rotor Riot since acquired on February 16, 2024 and Rotor Lab since acquired on September 3, 2025. Intercompany transactions and balances have been eliminated upon consolidation.

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

The financial statements include some amounts that are based on management's best estimates and judgments. Significant estimates reflected in these consolidated financial statements include those used to (i) determine stock-based compensation, (ii) the fair value of assets acquired and liabilities assumed in business combinations, the fair value of shares issued as consideration and the fair value of contingent consideration in business combinations, (iii) reserves and allowances related to accounts receivable, and inventory, (iv) the evaluation of long-lived assets, including intangibles and goodwill, for impairment, (v) the fair value of lease liabilities and related right of use assets, (vi) the fair value of short-term investments including the value of unexercised warrants received, (vi) the warranty liability and sales returns reserves, (vii) the fair value of embedded conversion option and warrant derivative liabilities and (viii) the deferred tax asset valuation allowance.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash deposits at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. At December 31, 2025 and 2024, the Company had approximately $102.6 million and $3.0 million, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of the financial institutions with which it invests.

Accounts Receivable, net

The Company carries its accounts receivable at invoiced amounts. The Company follows ASC 326, Financial Instruments – Credit Losses and has early adopted in fiscal year 2025, ASU 2025-05, under which the Company evaluates all credit losses as of the reporting date. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses based on a history of past write-offs and collections and current credit conditions. Accounts are written-off as uncollectible at the discretion of management. At December 31, 2025 and 2024, the Company considers accounts receivable to be fully collectible; accordingly, no allowance for credit losses has been established. The Company had total credit losses of $18,122 and $0 for the years ended December 31, 2025 and 2024, respectively.

Short-Term Equity Investments

The Company measures its investments in marketable equity securities, preferred stock, and non-public warrants at fair value with changes in value recognized in net income (loss) per ASC 321. During the year ended December 31, 2025, the Company made multiple short-term investments totaling $38.6 million. For the year ended December 31, 2025 the realized gain from short-term investments was approximately $1.6 million and unrealized gain from short-term investments was approximately $2.5 million. The Company holds less than a 5% equity interest in each of the companies it invested in as of December 31, 2025.

Inventory

Inventories, which consist of finished goods and raw materials, are stated at the lower of cost or net realizable value, and are measured using the first-in, first-out method. Cost components include direct materials, direct labor, an allocation of rent expense and depreciation for manufactured products, as well as in-bound freight. At each balance sheet date, the Company evaluates the net realizable value of its inventory using various reference measures including current product selling prices, as well as evaluating for excess quantities and obsolescence.

Property and equipment, net

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided utilizing the straight-line method over the estimated useful lives which includes computer equipment of three to five years, motor production equipment of ten to fifteen years and tenant improvements of five to fifteen years.

Leases

The Company applies Accounting Standards Codification (ASC) 842, “Leases” which requires the recognition of assets and liabilities associated with lease agreements. The Company recognized a lease liability obligation and a right-of-use asset for the facilities leases in Orlando, FL and for the Canberra Australia related to the Rotor Lab acquisition as discussed in Note 3.

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

Business Combinations

The Company accounts for business combinations under ASC 805 using the acquisition method of accounting where the assets acquired and liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities and certain purchase price components is subjective in nature and often involves the use of significant estimates and assumptions used in valuations and estimates determined by management. Business acquisitions are included in the Company’s consolidated financial statements as of the date of the acquisition.

Goodwill and Long-lived Assets

Goodwill represents the future economic benefit arising from other assets acquired in an acquisition that are not individually identified and separately recognized. The Company tests goodwill for impairment in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other, (“ASC 350”). Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. ASC 350 provides that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if an entity concludes otherwise, then it is required to perform an impairment test. The impairment test involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than book value, then an impairment loss is recognized in an amount equal to the amount that the book value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company recorded an impairment loss on goodwill of $10,073,326 in 2024 based on the Company’s future net cash flows from the acquisitions. No impairment loss on goodwill was recognized in 2025.

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

The Company reviews long-lived assets, including tangible assets and other intangible assets with definitive lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets”. ASC 360 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. Amortizable intangible assets are assessed for impairment upon triggering events that indicate that the carrying value of an asset may not be recovered. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the intangible assets. No impairment charges were recorded by the Company as of December 31, 2025 and 2024.

The Company has certain indefinite-lived trademark assets that are reviewed for impairment by first performing a qualitative analysis in accordance with ASC 350-30 to determine whether it is more likely than not that the fair value of the indefinite-lived asset is less than its carrying value. If based on this assessment, management determines that impairment is not more than likely, then no further quantitative testing is required. However, if performing a qualitative analysis determines that is more likely than not that the fair value is less than its carrying value, then a quantitative analysis is performed in accordance with ASC 350-30-35, which occurs annually in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. The Company performed only a qualitative analysis for 2025. The Company performed a qualitative and quantitative analysis for 2024. The Company utilized the relief-from-royalty method, which is a form of the income approach and requires us to make significant estimates and assumptions including preparation of forecasted revenue, selection of a royalty rate and discount rate and estimate of the terminal year revenue growth rate for the quantitative analysis for 2024. The Company did not record an impairment as of December 31, 2025 and 2024,related to the indefinite-lived assets.

Fair Value Measurements, Fair Value of Financial Instruments and Short-Term Investments

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

The following table details the fair value measurements of the Company’s financial assets and liabilities as of December 31, 2025 and 2024:

2025	Total	Level 1	Level 2	Level 3
Short term investments – assets:
Common stock	$17,302,428	17,302,428	–	–
Preferred stock	20,777,480	–	20,777,480	–
Warrants	1,135,000	–	–	1,135,000
Total short-term investments – assets	$39,214,908	$17,302,428	$20,777,480	$1,135,000

Contingent consideration from Rotor Lab acquisition	2,847,000	–	–	2,847,000
Total	$42,061,908	$17,302,428	$20,777,480	$3,982,000

2024	Total	Level 1	Level 2	Level 3
Warrant liabilities	$–	$–	$–	$–
Derivative liability – convertible note conversion option	–	–	–	–
Total	$–	$–	$–	$–

The Company calculated the fair value for common stock for short-term investments based on the quoted trading price as of the close of the market multiplied by the total shares held by the Company as of December 31, 2025. The fair value for preferred stock for short-term investments is based on the conversion calculation of preferred shares into common shares outlined in the certificate of designation into a common stock equivalent multiplied by the quoted trading price of the common stock as of the close of market on December 31, 2025. The fair value of the non-public warrants investment in 2025 was determined using a Black-Scholes pricing model which values the warrants based on the stock price at the valuation date, the expected life of the warrant, the estimated volatility of the stock of the investee, and the risk-free interest rate over the expected life of the warrant. The Company used the following inputs related to the warrant fair value as of the investment acquisition date and December 31, 2025:

Supplemental Information	Non-public Warrants
Expected life of the warrants (years)	0.25 - 1.375
Stock price	$3.78 - 4.16
Warrant strike price	$6.00
Risk free interest rate	3.475 – 4.30%
Volatility	124.16 - 146.22%

The contingent consideration from the Rotor Lab acquisition is based on managements estimate of $2,847,000, which is based on the fair value of contingent consideration is determined using the Monte-Carlo variable scenario model which values the liability at the measurement date using certain assumptions including the expected revenue over the calculation period, a discount rate applied to revenue projections, the risk-free interest rate over the earnout period and certain estimates and probabilities of different outcomes. See Note 3 for additional information.

Changes in Level 3 financial instruments are as follows:

	December 31,	Purchases, Issuances and	Change in	December 31,
	2024	Settlements	Fair Value	2025
Non-public warrants investment	$–	$195,000	$940,000	$1,135,000
Contingent consideration from Rotor Lab acquisition	–	2,847,000	–	2,847,000
Total	$–	$3,042,000	$940,000	$3,982,000

	December 31,	Purchases, Issuances and	Change in	December 31,
	2023	Settlements	Fair Value	2024
Warrant liabilities	$–	$9,771	$(9,771)	$–
Derivative liability – Convertible note	–	(16,155,976)	16,155,976	–
Total	$–	$(16,146,205)	$16,146,205	$–

The Company's financial instruments mainly consist of cash, receivables, short-term investments, other current assets, accounts payable, and accrued expenses. The carrying amounts of cash, receivables, other current assets, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these instruments.

Our short-term investments consisted of the following as of December 31, 2025:

	Cost	Gross Unrealized Gains (Losses)	Fair Value
Short-term investments	$36,745,000	$2,469,908	$39,214,908
Total	$36,745,000	$2,469,908	$39,214,908

Accrued Warranty

Fat Shark generally provides a one-year warranty on all of its products, except in certain European countries where it can be two years for some consumer-focused products from the date of shipment. If a defect arises during the warranty period, Fat Shark will either (i) repair the affected product at no charge using new parts or parts that are equivalent to new in performance and reliability; (ii) exchange the affected product with a functionally equivalent product; or (iii) refund the original purchase price for the affected product. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 24 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize the additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying consolidated balance sheets and amounted to $19,602 and $28,944 as of December 31, 2025 and December 31, 2024, respectively.

Rotor Riot does not provide any warranty of any kind for any of the equipment it sells or otherwise distributes. Consumers assume all risk for any products purchased or received from Rotor Riot.

Rotor Lab does not provide any warranty, but does provide for a seven day defect period. Rotor Lab has not had any material defects for products sold.

Effective September 2025, Unusual Machines, the parent company which manufactures motors, has a limited warranty in which it warrants to customers that their products will be free from defects in material and workmanship under normal use and service for up to 90 days. The limited warranty covers manufacturing defects and premature failures and extends only to the original customer and is non-transferrable. The Company did not have any warranty claims as of December 31, 2025.

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

The Company receives revenues from the sale of drone and drone parts to enterprise customers and distributors (“Enterprise Revenue”) and individual consumers (“Retail Revenue”). Sales revenue is recognized at a point in time when the products are shipped and the price is fixed or determinable, no other significant obligations of the Company exist and collectability is probable. Revenue is recognized when the title to the products has been passed to the customer, which is the date the products are shipped to the customer. This is the date the performance obligation has been met. The Company’s retail return policy allows for certain non-custom or built-to-order products to be returned up to 15 days after the original order is placed so long as it meets specific requirements as outlined in its return policy. The Company’s enterprise return policy allows for returns related to defective product so long as it meets the requirements in its policy. The historical sales returns for retail customers is de minimis and the Company does not have a specific sales return allowance for retail orders. The Company does not have any historical returns for enterprise orders and as such has not recorded a sales returns allowance.

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by revenue type for the years ended:

	December 31, 2025	December 31, 2024
Retail Revenue	$4,485,656	$4,003,206
Enterprise Revenue	6,713,560	1,562,113
Total revenue	$11,199,217	$5,565,319

The Company had sales outside the United States of approximately $0.6 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively.

Deferred Revenue

Deferred revenue relates to orders placed and payment received, but not yet fulfilled. All deferred revenue is expected to be recognized within one year. Deferred revenue related to orders placed, but not yet fulfilled totaled $638,125 and $197,117 as of December 31, 2025 and December 31, 2024, respectively. The Company did not have any deferred revenue as of December 31, 2023. The Company has recognized $197,117 of deferred revenue during 2025 that was outstanding as of December 31, 2024 during the year ended December 31, 2025. The increase in deferred revenue relates to current year orders that have not yet been fulfilled, most of which were received during the third and fourth quarter of 2025 and expected to be delivered in the first and second quarter of 2026.

Significant Concentrations

The Company’s revenue included significant concentration from a limited number of customers. For the year ended December 31, 2025, Customer A and Customer B accounted for approximately 16.7% and 15.9% of the Company’s total revenues, respectively. Customer A did not have any outstanding accounts receivable as of December 31, 2025, and Customer B had approximately 62.6% of the total accounts receivable balance as of December 31, 2025. All of Customer B’s accounts receivable has been collected in 2026.

Cost of Goods Sold

Cost of goods sold includes inventory costs which includes an allocation for labor and rent for our manufactured products, direct packaging costs and production related depreciation, if any. Depreciation included in cost of goods sold for the years ended December 31, 2025 and 2024 was $18,916 and $0, respectively.

Shipping and Handling Costs

Shipping and handling costs incurred for products shipped to customers are included in general and administrative expenses and amounted to $377,827 and $226,621 for the years ended December 31, 2025 and December 31, 2024, respectively. Shipping and handling costs charged to customers are included in sales.

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

Foreign Currency

The Company’s wholly owned subsidiary’s functional currency is the Australia dollar (AUD). For financial reporting purposes, the Australia dollar has been translated into the Company’s reporting currency, which is the United States dollar (USD). Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency translations are included in the statement of operations and comprehensive income (loss) as a component of other comprehensive income (loss). There have no significant fluctuations in the exchange rate for the conversion of Australian dollars to USD after the balance sheet date. Transaction gains and losses from transactions denominated in a foreign currency are recognized in other income (expense) in the statement of operations.

Changes in the cumulative translation adjustments were as follows:

Balance as of December 31, 2024	$–

Foreign currency translation adjustment related to Rotor Lab	3,470
Balance as of December 31, 2025	$3,470

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

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Unusual Machines, which sells drones and drone-related components, operates as a single reportable segment entity. Our chief operating decision maker, our Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Chief Executive Officer is regularly provided with consolidated revenue and expenses consistent with those presented in the consolidated statements of operations and is provided with consolidated assets and liabilities consistent with those presented in the consolidated balance sheets.

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

Note 3 – Acquisitions

Fat Shark and Rotor Riot

On February 16, 2024, the Company closed on the acquisitions of both Fat Shark and Rotor Riot from Red Cat and Jeffrey Thompson, the founder and Chief Executive Officer of Red Cat (the “Business Combination”) (See Note 13 – Related Party Transactions for additional information). Fat Shark and Rotor Riot are in the business of designing and marketing consumer drones and first-person-view (“FPV”) headsets. Rotor Riot is also a licensed authorized reseller of consumer drones manufactured by third parties.

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

The acquisitions were treated as stock acquisitions for U.S. income tax purposes, and no election was made to treat the transactions as asset acquisitions. Accordingly, the tax bases of the acquired assets and liabilities carried over, and the goodwill recorded for financial reporting purposes is not deductible for income tax purposes. Deferred tax liabilities were recorded for book-tax differences related primarily to intangible assets recognized in purchase accounting. Goodwill for tax purposes will be amortized over 15 years.

The results of Fat Shark and Rotor Riot have been included in the Consolidated Financial Statements from the date of acquisition of February 16, 2024. The table below presents the results as reported by the Company and unaudited pro forma results of the Company, assuming that the acquisition of Fat Shark and Rotor Riot occurred at the beginning of the year ended 2024 are as follows. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented (in thousands, except per share data):

	For the Year Ended
	December 31, 2024
	As Reported	Proforma (unaudited)
Revenue	$5,565	$6,060
Gross profit/(loss)	1,546	1,578
Loss from operations	(6,918)	(6,962)
Other expense and income taxes	(25,062)	(25,062)
Net loss	$(31,980)	$(32,024)
Net earnings per share:
Basic	$(3.84)	$(3.85)

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

In addition to the motor production facility in Australia, the Company built out a motor production facility in Orlando, FL and started producing motors for drones in the fourth quarter of 2025. The Company and Rotor Lab have been working together prior to the acquisition on co-developing several motor designs and sizes. The acquisition helps the Company accelerate their goals of building a resilient drone supply chain through their team and technology. In addition, Rotor Lab will continue to serve as the engineering center for the Company’s motor design, prototyping, and low to medium volume production of orders.

The Business Combination was based on a share purchase agreement (the “Rotor Lab Purchase Agreement”) that was executed on June 12, 2025, subject to customary closing conditions and was completed on September 3, 2025. Under the terms of the Rotor Lab Purchase Agreement, the consideration paid for the acquired assets consisted of (i) the issuance of common stock for a value of $4.0 million based on the preceding 20 day average Volume Weighted Average Price (“VWAP”) of the Company’s stock from the date of the signing the Rotor Lab Purchase Agreement in June 2025, and (ii) the issuance of common stock (“Contingent Shares”) for up to a total value of an additional $3.0 million based on the Company producing and recognizing revenue, dollar for dollar related to internally manufactured motors during the first two years after the acquisition closing date. The Contingent Shares will be calculated and issued based on the Company’s VWAP for the preceding 20 days on each anniversary date of the closing of the transaction.

The acquisition met the definition of a business combination under ASC 805, Business Combinations, and therefore the assets acquired, and liabilities assumed are accounted for at fair value. The Company issued 656,642 shares of its common stock based on the formula as noted above, which resulted in an initial purchase price of $5,922,911 based on the Company’s stock price of $9.02 on September 3, 2025, which was the closing date of the acquisition. The contingent purchase price has been initially recorded at $2,847,000. The fair value of contingent consideration was determined using the Monte-Carlo variable scenario model which values the liability at the measurement date using certain assumptions including the expected revenue over the calculation period, a discount rate applied to revenue projections, the risk-free interest rate over the earnout period and certain estimates and probabilities of different outcomes.

Such fair value amounts are subject to adjustment during the one-year measurement period.

The following represents the fair value allocation of Rotor Lab Purchase Price:

Cash	$93,054
Accounts receivable	132,419
Inventories	36,888
Prepaid expenses	21,843
Property and equipment	179,772
Right of use asset – operating	58,524
Other current assets	10,266
Customer Relationships	190,000
Non-Compete Agreements	233,000
Trade Names	46,000
Goodwill	8,193,199

Total assets	9,194,965

Accounts payable and accrued liabilities	92,113
Deferred revenue	183,666
Deferred tax liability	89,231
Operating lease liability – current and long-term	60,044
Total liabilities	425,054

Initial consideration	5,922,911
Contingent consideration	2,847,000

Total purchase price	$8,769,911

On September 3, 2025, the Company acquired 100% of the issued shares of Rotor Lab. For U.S. federal income tax purposes, the acquisition is treated as a stock purchase. The Company did not make an election under Section 338 of the Internal Revenue Code. As a result, the tax bases of Rotor Lab’s assets and liabilities carry over from their historical amounts, and no step-up in tax basis was recorded for U.S. tax purposes. Goodwill for tax purposes will be amortized over 15 years.

The results of Rotor Lab have been included in the Consolidated Financial Statements from the date of acquisition. Revenue was $183,481 and net loss was $80,581 from the date of acquisition through December 31, 2025 in the consolidated statement of operations. The table below presents the results as reported by the Company and unaudited pro forma results of the Company, assuming that the acquisition of Rotor Lab occurred at the beginning of each period. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented (in thousands, except per share data):

	For the Year Ended		For the Year Ended
	December 31, 2025		December 31, 2024
	As Reported (unaudited)	Proforma (unaudited)	As Reported (unaudited)	Proforma (unaudited)
Revenue	$11,199	$11,721	$5,565	$6,019
Gross profit/(loss)	3,906	4,161	1,546	1,960
Loss from operations	(25,152)	(25,399)	(16,991)	(6,962)
Other expense	5,922	5,879	(15,002)	(25,062)
Net loss	$(19,193)	$(19,520)	$(31,980)	$(32,024)
Net earnings per share:
Basic	$(0.74)	$(0.86)	$(3.84)	$(4.11)

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

Note 4 – Inventories

Inventories, which consist solely of raw materials and finished goods was as follows as of December 31, 2025 and December 31, 2024, respectively.

	December 31, 2025	December 31, 2024
Raw materials	$4,232,774	$–
Finished goods	1,083,874	1,335,503
Total inventory	$5,316,648	$1,335,503

In addition, the Company had prepaid deposits for inventory totaling $9,748,483 and $904,728 as of December 31, 2025 and December 31, 2024, respectively.

Note 5 – Other Assets

Other current assets included as of:

	December 31, 2025	December 31, 2024
Prepaid insurance	$101,689	$31,500
Prepaid benefits	48,606	–
Prepaid rent	40,327	–
Total other current assets	$190,622	$31,500

Non-current other assets include rent security deposits of $197,785 related to the operating leases for the Orlando, FL facilities and the Rotor Lab facility in Australia as of December 31, 2025.

Note 6 – Property and Equipment, net

Property and equipment consist of assets with an estimated useful life greater than one year. Property and equipment are reported net of accumulated depreciation, and the reported values are periodically assessed for impairment. Property and equipment as of:

	December 31, 2025	December 31, 2024
Computer equipment	$35,973	$7,738
Motor production equipment	2,083,354	–
Tenant improvements	149,280	–
Total Property and Equipment	2,268,607	7,738

Accumulated depreciation	(34,716)	(7,168)
Total property and equipment, net	$2,233,891	$570

Depreciation expense totaled $27,548 and $684 for the year ended December 31, 2025 and 2024, respectively. A total of $18,916 and $0 of depreciation expense was recorded to cost of goods sold in related to the production of motors for the years ended December 31, 2025 and 2024, respectively. The Company has open commitments of approximately $2.63 million related to the purchase of motor production equipment and $0.9 million related to tenant improvements. These assets are expected to be placed into service during the second quarter of 2026.

Note 7 – Operating Leases

The Company has assumed in the February 2024 business combination of Rotor Riot, a five-year operating lease for approximately 6,900 square feet of warehouse and office space in Orlando, Florida. The lease commenced in November 2023 and expires in October 2028. The Company has valued the ROUA and the associated liability, as of February 16, 2024, at $378,430. Operating lease expense totaled $105,145 and $92,002, respectively for the years ended December 31, 2025 and 2024.

In June 2025, Unusual Machines signed a lease agreement for an additional 17,000 square feet of warehouse/office space in Orlando, FL. This space will be used primarily for motor production. The lease commencement date is August 1, 2025 and currently runs through August 21, 2030. The Company has valued the ROUA and the associated liability, as of August 1, 2025, at $973,443. Operating lease expense totaled $105,719 and $0, respectively for the years ended December 31, 2025 and 2024.

In October 2025, Unusual Machines signed a lease agreement for an additional 25,000 square feet of warehouse/office space in Orlando, FL. This space will be used primarily for order fulfillment and inventory storage. The lease commencement date is December 1, 2025 and currently runs through December 31, 2030. The Company has valued the ROUA and the associated liability, as of December 1, 2025, at $1,430,522. Operating lease expense totaled $31,071 and $0, respectively for the years ended December 31, 2025 and 2024.

The Company has assumed in the acquisition of Rotor Lab on September 3, 2025, a three-year operating lease of warehouse and office space in Canberra, Australia. The leased commenced in May 2024 and expires in April 2027. The Company has valued the ROUA and the associated liability, as of September 3, 2025, at $58,524. Operating lease expense totaled $10,527 and $0, respectively for the years ended December 31, 2025 and 2024.

The Company has no finance leases.

The following is a summary of the operating lease right-of-use assets and liabilities at December 31, 2025 and December 31, 2024:

	2025	2024
Operating lease right-of-use assets	$2,881,628	$378,430
Less: accumulated amortization	(274,372)	(54,916)
Operating lease right-of-use assets, as of December 31	2,607,256	323,514

Operating lease liability	2,881,628	378,430
Less: accumulated reduction	(251,573)	(48,439)
Operating lease liability, as of December 31	2,630,055	329,991

Current operating lease liability	456,429	67,820
Non-current operating lease liability	2,173,626	262,171
Total operating lease liability	$2,630,055	$329,991

The following is a summary of future lease payments required under the lease agreement:

Year	Future Lease Payments	Operating Lease Discount	Operating Lease Liability

2026	728,007	(271,427)	456,581
2027	729,055	(221,640)	507,415
2028	724,262	(163,360)	560,902
2029	655,281	(103,009)	552,272
2030	585,355	(32,471)	552,884
Total	$3,421,962	$(791,908)	$2,630,055

Supplemental Information	UMAC	Rotor Riot	Rotor Lab
Weighted average remaining lease term (in years)	4.83	2.83	1.33
Weighted average discount rate	11.49%	11.49%	11.49%

Note 8 – Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill were as follows:

Total
Goodwill as of December 31, 2023	$–

Fat Shark and Rotor Riot acquisitions	17,476,232
Impairment loss on goodwill during the year ended December 31, 2024	(10,073,326)
Goodwill as of December 31, 2024	7,402,906

Rotor Lab acquisitions	8,193,199
Goodwill as of December 31, 2025	$15,596,105

Accumulated impairment losses as of December 31, 2025 were $10,073,326. No impairment loss was recognized during the year ending December 31, 2025.

Intangible Assets

As of December 31, 2025, the balances of intangible assets were as follows:

	Type	Gross Value	Accumulated Amortization	Net Value
Patents/IP – Fat Shark	Finite-lived	$816,877	$(153,164)	$663,713
Trademark – Rotor Riot	Indefinite-lived	1,480,130	–	1,480,130
Trade name – Rotor Lab	Finite-lived	46,000	(3,067)	42,933
Customer relationships – Rotor Lab	Finite-lived	190,000	(9,048)	180,952
Non-Compete Agreements – Rotor Lab	Finite-lived	233,000	(38,833)	194,167
Total intangible assets, net		$2,766,007	$(204,112)	$2,561,895

As of December 31, 2024, the balances of intangible assets were as follows:

	Type	Gross Value	Accumulated Amortization	Net Value
Patents/IP	Finite-lived	$816,877	$(71,477)	$745,400

Trademark	Indefinite-lived	1,480,130	–	1,480,130

Total intangible assets, net		$2,297,007	$(71,477)	$2,225,530

Patents and intellectual property relate to the patents and technology know-how from the acquisition of Fat Shark in February 2024. Patents are amortized over 10 years. Trademarks relate to the brand name and recognition of Rotor Riot from the acquisition in February 2024.

Trade name for Rotor Lab is amortized over 5 years, customer relationships are amortized over 7 years and non-compete agreements are amortized over 2 years.

Amortization expense for the year ended December 31, 2025 and 2024 was $132,635 and $71,477, respectively.

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

Total interest expense for the years ended December 31, 2025 and December 31, 2024 was $0 and $116,981, respectively.

Note 10 – Derivative Liabilities

The fair value of the derivative liabilities are determined using the binomial option pricing model which values the liability on the stock price at the grant date, the estimated volatility of the stock, the risk-free interest rate over the expected term, and certain estimates and probabilities of different outcomes. Changes in the fair value of the derivative are recorded in the income statement in other income and expense on a quarterly basis.

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

Note 11 – Earnings Per Share and Stockholders’ Equity

Earnings per Share

Outstanding securities not included in the computation of diluted net loss per share because their effect would have been anti-dilutive include as of December 31:

	2025	2024
Stock options issued to employees	739,684	330,000
Warrants issued and outstanding related to July 2025 registered direct offering	350,000	–
Warrants issued and outstanding related to our February 2024 IPO	–	8,500
Warrants issued and outstanding related to our October 2024 private placement	–	1,389,079
Total outstanding securities not included in the computation of diluted net loss per share	1,089,684	1,727,579

Preferred Stock

As of December 31, 2025 and December 31, 2024, there are no issued and outstanding Series A, B, and C Preferred Stock. On April 10, 2025, the Company withdrew the Certificates of Designation for the Series A, Series B and Series C Preferred Stock with the State of Nevada and no shares of preferred stock remain authorized.

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

Common Stock

2025 Transactions

On January 14, 2025, the Company issued 3,546 immediately vested restricted shares of common stock to non-employee directors of the Company. The shares of restricted stock were granted under the 2022 Equity Incentive Plan. The shares were valued at $11.99 per share, which was the value the Company’s common stock on the date of grant, respectively for a total of $42,517 to be recognized as stock compensation expense on the grant date.

On February 3, 2025, the Company issued 480,000 restricted shares of common stock to executive officers and certain employees of the Company. The shares of restricted stock were granted under the Company’s 2022 Equity Incentive Plan. The restricted shares issued to executive officers are subject to pro rata forfeiture through December 31, 2025. The restricted shares issued to certain employees are subject to pro-rata forfeiture over a four-year period. The shares were valued at $12.00 per share, which was the value of the Company’s common stock on the date of grant, respectively for a total of $5,760,000 to be recognized as stock compensation expense pro-rata over the vesting period. Stock compensation expense of $5,007,742 was recognized during the year ended December 31, 2025.

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

On May 19, 2025, the Company issued 33,336 immediately vested restricted shares of common stock to non-employee directors of the Company. The shares of restricted stock were granted under the 2022 Equity Incentive Plan. The shares were valued at $5.40 per share, which was the value the Company’s common stock on the date of grant, respectively for a total of approximately $180,000 to be recognized as stock compensation expense on the grant date.

On May 19, 2025, the Company issued 4,630 immediately vested shares of common stock to a consultant of the Company related to services provided. The shares of common stock were granted under the 2022 Equity Incentive Plan. The shares were valued at $5.40 per share, which was the value the Company’s common stock on the date of grant, respectively for a total of approximately $25,000 to be recognized as stock compensation expense on the grant date.

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

On August 7, 2025, the Company issued 100,000 restricted shares of common stock to certain employees of the Company. The shares of restricted stock were granted under the Company’s 2022 Equity Incentive Plan. The restricted shares issued to employees are subject to pro-rata forfeiture over a four-year period. The shares were valued at $9.59 per share, which was the quoted trading price of the Company’s common stock on the date of grant, respectively for a total of $959,000 to be recognized as stock compensation expense pro-rata over the vesting period. Stock compensation expense of $95,252 was recognized during the year ended December 31, 2025.

On August 19, 2025, the Company issued 9,232 immediately vested restricted shares of common stock to non-employee directors of the Company. The shares of restricted stock were granted under the 2022 Equity Incentive Plan. The shares were valued at $9.75 per share, which was the quoted trading price the Company’s common stock on the date of grant, respectively, for a total of approximately $90,000 to be recognized as stock compensation expense on the grant date.

On August 19, 2025, the Company issued 1,727 immediately vested shares of common stock to a consultant of the Company related to services provided. The shares of common stock were granted under the 2022 Equity Incentive Plan. The shares were valued at $9.75 per share, which was the quoted trading price the Company’s common stock on the date of grant, respectively for a total of approximately $15,000 which is recognized as stock compensation expense on the grant date and included in stock compensation expense – vested stock on the statement of stockholder’s equity.

On September 2, 2025, the Company issued 280,000 restricted shares of common stock to certain employees of the Company. The shares of restricted stock were granted under the Company’s 2022 Equity Incentive Plan. The restricted shares issued to employees are subject to pro-rata forfeiture over a four-year period. The shares were valued at $9.16 per share, which was the value of the Company’s common stock on the date of grant, respectively for a total of $2,564,800 to be recognized as stock compensation expense pro-rata over the vesting period. Stock compensation expense of $213,146 was recognized during the year ended December 31, 2025.

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

In October 2025, the Company utilized its at-the-market (“ATM”) equity program to sell an aggregate of 4,666,600 shares of common stock at an average price of $15.46 per share, resulting in gross proceeds of approximately $72.1 million and offering costs of approximately $2.16 million.

On November 6, 2025, the Company issued 640,000 shares of common stock related to warrant holders exercising their warrants at an exercise price of $5.00. The Company received gross proceeds of $3.2 million related to the warrant exercises. The Company cancelled the 640,000 warrants upon issuance of the common shares.

On November 13, 2025, the Company issued 80,000 restricted shares of common stock to certain employees of the Company. The shares of restricted stock were granted under the Company’s 2022 Equity Incentive Plan. The restricted shares issued to employees are subject to pro-rata forfeiture over a four-year period. The shares were valued at $9.65 per share, which was the value of the Company’s common stock on the date of grant, respectively for a total of $772,000 to be recognized as stock compensation expense pro-rata over the vesting period.

On November 19, 2025, the Company issued 1,727 immediately vested shares of common stock to a consultant of the Company related to services provided. The shares of common stock were granted under the 2022 Equity Incentive Plan. The shares were valued at $8.69 per share, which was the quoted trading price the Company’s common stock on the date of grant, respectively for a total of $15,008 which is recognized as stock compensation expense on the grant date and included in stock compensation expense – vested stock on the statement of stockholder’s equity.

On November 20, 2025, the Company issued 500,000 shares of common stock related to the delivery of vested restricted stock units under the 2022 Equity Incentive Plan to certain executives of the Company. The shares were valued at $3,880,000 based on the $7.76 quoted trading price on grant date and expensed on the grant date.

On November 24, 2025, the Company issued 108,000 shares of common stock related to vested restricted stock units for our advisory board members. The restricted stock units are valued at $8.49 per share, the closing price of our common stock as of the date of the grant, for a total value of $916,920 and expensed on the grant date.

On December 29, 2025, the Company issued 142,299 shares of common stock to our CEO and two board members related to exercising of 164,473 warrants of the October 2024 private placement. 131,578 of these warrants were exercised on a cashless basis using the calculation as defined in the warrant agreement at a volume-weighted average price of $11.81 and issuing a total of 109,404 shares of common stock for the cashless exercise. 32,895 of these warrants were exercised for cash proceeds of $65,461 and issuing a total of 32,895 shares of common stock. The Company cancelled the 164,473 warrants related to these exercises upon issuance of the common stock.

On December 31, 2025, the Company issued 9,420 immediately vested restricted shares of common stock to certain non-employee directors of the Company. The shares of restricted stock were granted under the 2022 Equity Incentive Plan. The shares were valued at $12.74 per share, which was the quoted trading price the Company’s common stock on the date of grant, respectively, for a total of approximately $120,000 to be recognized as stock compensation expense on the grant date.

During the year ended December 31, 2025, several employees of the Company exercised 162,816 of their vested stock options in which the Company issued 162,816 shares of common stock related to these exercises. The Company received total cash proceeds of $646,572 related to the exercise of the stock options.

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

Note 12 – Share Based Awards

The Company’s Board of Directors has delegated authority to the Chief Executive Officer to grant stock options. Any issuance of restricted stock awards or restricted stock units must be approved by the Company’s compensation committee. Stock options are granted for employees on a monthly to quarterly basis. Restricted stock awards and restricted stock units are granted on a quarterly basis. All stock awards which have been granted to individuals who do not have possession of material non-public information at the time of grant.

Stock Options

The 2022 Equity Incentive Plan (the “Plan”) allows the Company to incentivize key employees and directors with long term compensation awards such as stock options, restricted stock, and other similar types of awards. The Plan is authorized to issue up to 15% of the outstanding shares on a fully diluted basis giving effect to the exercise and conversion of all outstanding common stock equivalents issued outside of the Plan. In addition, the Plan has an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2025 and ending in 2032 equal to the lesser of (a) five percent (5%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our board of directors. The Plan allows for awards to be issued up to a contractual maximum term of 10 years from the grant date. As of December 31, 2025, the Plan is authorized to issue up to 5,934,715 of awards.

During the year ended December 31, 2025 and 2024, the Company’s board of directors approved the grant of 627,500 and 330,000, respectively of stock options under the Plan to certain employees. The stock options are subject to certain vesting provisions. Standard vesting on stock options have a six month cliff vesting and quarterly from over four years, however, certain stock options may have immediate vesting or shorter periods as approved. Stock options contractual term range from 5 to 10 years.

The following table presents the activity for stock options outstanding:

	Non-Qualified Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2023	–	$–	–
Granted	330,000	1.24	9.34
Forfeited/canceled	–
Exercised	–
Outstanding - December 31, 2024	330,000	$1.24	9.34

Granted	627,500	8.34	–
Forfeited/canceled	(55,000)	2.81	–
Exercised	(162,816)	3.97	–	$782,172
Outstanding – December 31, 2025	739,684	$6.50	6.25	$4,555,172
Exercisable – December 31, 2025	77,600	$2.28	8.59	$811,459

The range of assumptions used to calculate the fair value of options granted during the year ended December 31 was:

	2025	2024
Exercise Price	$5.08 – 9.65	$1.20 – 1.79
Stock Price on date of grant	$5.08 – 9.65	$1.20 – 1.79
Risk-free interest rate	3.58- 4.10%	4.080- 4.71%
Dividend yield	–	–
Expected term (years)	3.17 - 6.11	6.11
Volatility	107.44 – 132.35%	129.45 – 143.46%

The total value of stock options granted was $3,849,430 and $373,160 during the years ended December 31, 2025 and 2024, respectively. The Company recognized $927,643 and $60,924 in stock-based compensation expense related to stock options during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was $3,110,863 of unrecognized stock-based compensation expense related to unvested stock options to be recognized over the remaining vesting term through 2029.

Restricted Stock

Restricted stock awards are equity grants in which the Company issues restricted common stock awards as of the grant date and are subject to certain vesting and clawback provision. Restricted stock units are equity grants in which the Company issues a restricted stock unit subject to vesting requirements and common stock is not issued until the vesting requirements have been met. The following table presents the activity for restricted stock awards and restricted stock units outstanding:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value - RSA	Restricted Stock Units	Weighted Average Grant Date Fair Value - RSU
Unvested - December 31, 2023	–	$–	–	$–
Granted	1,180,955	1.32	300,000	4.40
Forfeited/canceled	–	–	–	–
Vested	(953,232)	1.34	(150,000)	4.40
Unvested - December 31, 2024	227,723	$1.20	150,000	$4.40
Granted	1,678,430	9.49	308,000	9.10
Forfeited/canceled	–	–	–	–
Vested	(1,381,153)	5.14	(458,000)	7.56
Unvested – December 31, 2025	525,000	$9.67	–	$–

The total value of restricted stock and restricted stock units was $18,725,539 and $2,875,364 granted during the years ended December 31, 2025 and 2024, respectively. The Company recognized $14,692,285 and $2,194,938 in stock-based compensation expense related to restricted stock and restricted stock units during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was $4,713,679 of unrecognized stock-based compensation expense related to unvested restricted stock to be recognized over the remaining vesting term through 2029.

Warrants

The following table presents the activity for warrants outstanding as of December 31, 2025:

		Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding - December 31, 2023	–	$–
Granted	2,081,579	2.08
Forfeited/cancelled/restored	–	–
Exercised	(684,000)	2.23
Outstanding - December 31, 2024	1,397,579	$2.01

Granted	990,000	6.66
Forfeited/cancelled/restored	–	–
Exercised	(2,037,579)	2.95
Outstanding – December 31, 2025	350,000	$9.70

As discussed in Note 11, “Earnings Per Share and Stockholders’ Equity”, in connection with the IPO in 2024, the Company issued 62,500 representative warrants to its underwriters to purchase shares of common stock. The representative warrants have an exercise price of $5.00 or can be exercised through a cashless exercise feature. The warrant holders exercised 54,000 warrants during the year ended December 31, 2024.

As discussed in Note 9, “Promissory and Convertible Notes”, in connection with the exchange of the $1,000,000 of the Note Payable balance in 2024, the Company issued 630,000 warrants to the Investors to purchase shares of common stock. The warrants have an exercise price of $1.99. These 630,000 warrants were subsequently exercised (see Notes 10 and 11).

As Discussed in Note 11, “Earnings Per Share and Stockholders’ Equity”, in connection with the Private Placement in 2024, the Company issued 1,286,184 warrants and an additional 102,895 warrants to the underwriter related to the Private Placement for a total of 1,389,079 warrants. The warrants have an exercise price of $1.99.

As Discussed in Note 11, “Earnings Per Share and Stockholders’ Equity”, in connection with the May 2025 public offering and July 2025 registered direct offering, the Company issued 990,000 warrants to the underwriter. The warrants have an average exercise price of $6.66.

All warrants outstanding have a weighted average remaining contractual life of approximately 1.54 years as of December 31, 2025. The aggregate intrinsic value of the warrants at December 31, 2025 is $1,064,000.

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

The Consultant receives a $250,000 fee per year payable in monthly installments. On September 30, 2025, the Company amended the agreement increasing the Consultant’s annual fee to $300,000. In addition, the Consultant was granted 488,000 fully vested shares of restricted common stock. The fair value of the shares was $585,600 based on the $1.20 quoted trading price on the Grant Date and will be recognized over the service period (see below). The grant of restricted common stock was made under the Company’s 2022 Equity Incentive Plan. The shares of restricted common stock are subject to pro rata forfeiture from February 14, 2024 until February 14, 2025, in the event that Dr. Evans is terminated or ends his services to the Company for any reason other than death or disability, as defined in the Internal Revenue Code. The Company and Dr. Evans previously entered into an Offer Letter dated November 27, 2023, under which he would serve as the Company’s Chief Executive Officer effective as of December 4, 2023. The Agreement terminates and replaces the Offer Letter dated November 27, 2023.

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

In November 2024, the Company entered into and received a purchase order with Teal Drones, Inc. a wholly owned subsidiary of Red Cat to provide goods and services to a customer in which Teal Drones is a prime contractor and the Company is a subcontractor. Red Cat is a related party as Jeff Thompson is the Chief Executive Officer of Red Cat and is also on the Board of Directors of Unusual Machines. The Company recognized $95,000 and $155,000 in revenue related to the related party contract for the years ended December 31, 2025 and 2024, respectively. The total value of the contract between Unusual Machines and Red Cat is $250,000.

In May 2025, in relation to the confidentially marketed public offering as described in more detail in Note 10, “Earnings Per Share and Stockholders’ Equity”, the Company’s CEO and three directors invested $420,000 in the offering on identical terms to the other Investors and received a total of 80,000 shares of common stock.

In October 2025, the Company received a $0.8 million order from Teal Drones, which is a subsidiary of Red Cat. Red Cat is a related party as Jeff Thompson is the Chief Executive Officer of Red Cat and is also on the Board of Directors of Unusual Machines. The Company recognized approximately $0.2 million in revenue for the year ended December 31, 2025. The Company had related party receivables of $0.2 million as of December 31, 2025. The order includes several different drone components manufactured and sourced from the Company.

On December 29, 2025, the Company issued 142,299 shares of common stock to our CEO and two board members related to exercising of 164,473 warrants of the October 2024 private placement. 131,578 of these warrants were exercised on a cashless basis using the calculation as defined in the warrant agreement at a volume-weighted average price of $11.81 and issuing a total of 109,404 shares of common stock for the cashless exercise. 32,895 of these warrants were exercised for cash proceeds of $65,461 and issuing a total of 32,895 shares of common stock.

On December 31, 2025, the Company paid $43,474 to its investment committee, which includes the CEO and two independent Directors of the Company. The payment is based on a 1% per committee member based on the realized gains during the previous quarter.

In January 2026, the Company received a $2.1 million order from Teal Drones, which is a subsidiary of Red Cat. Red Cat is a related party as Jeff Thompson is the Chief Executive Officer of Red Cat and is also on the Board of Directors of Unusual Machines. The order is expected to be delivered in the first half of 2026 and includes several different drone components manufactured and sourced from the Company.

Note 14 – Income Taxes

The components of income (loss) before income tax expense (benefit) consist of the following as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
US	$(19,149,289)	$(31,150,444)
Foreign	(80,580)	(843,384)
Pretax income (loss) from operations	$(19,229,869)	$(31,993,828)

The components of income tax expense (benefit) as of December 31, 2025 and 2024 are:

	December 31,	December 31,
	2025	2024
Current:
Federal	$–	$–
Foreign	–	–
State and local	–	–
Current income tax expense (benefit)	–	–

Deferred:
Federal	(828)	(11,069)
Foreign	(39,458)	–
State and local	4,034	(2,290)
Deferred income tax expense (benefit)	(36,252)	(13,360)

Total income tax expense (benefit)	$(36,252)	$(13,360)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are:

	December 31,	December 31,
	2025	2024
Deferred tax assets:
Net operating losses and credit carryforwards	$6,860,442	$3,268,472
Stock compensation	266,916	54,821
Inventory	–	248,599
Accruals and reserves	13,685	7,336
Deferred interest carryforward	–	24,669
Lease liability	654,327	83,636
Other	16,083	–
Total deferred tax assets	7,811,453	3,687,532

Deferred tax liabilities:
Intangible assets	(653,892)	(564,061)
Property and equipment	(197,750)	–
Right of use asset	(648,451)	(81,995)
Other	(10,216)	74
Valuation allowance	(5,815,224)	(3,135,343)
Deferred income tax expense (benefit)	(7,958,225)	(3,781,325)

Net deferred tax liability	$(146,772)	$(93,793)

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	December 31,		December 31,
	2025		2024
U.S. federal statutory tax rate	21.0%	$(4,038,272)	21.0%	$(6,718,704)
State and local income taxes, net of federal income tax effect	(0.02)%	4,033	0.1%	(305,016)

Foreign tax effects:
Other foreign jurisdictions	0.06%	(11,838)	(0.2)%	57,730

Effect of changes in tax laws or rates enacted in the current period	0.00%	–	0.00%	–

Effect of cross-border tax laws:
U.S. taxation of foreign earnings	0.00%	–	0.00%	–

Tax credits:
Research and development credits	0.00%	–	0.00%	–

Changes in valuation allowance	(11.38)%	2,187,556	(4.4)%	1,708,109

Nontaxable or nondeductible items:
162m limitation	(10.09)%	1,940,642	0.00%	–
Other	0.40%	(76,147)	(16.4)%	5,244,520

Changes in unrecognized tax benefits	0.00%	–	0.00%	–
Other	0.22%	(42,226)	0.00%	–

Effective rate	0.19%	$(36,252)	0.0%	$(13,360)

The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and have included the following table as a result of the adoption, which presents income taxes paid (net of refunds received) for the year ended December 31, 2025:

December 31,
2025
U.S. federal	$–
U.S. state and local	–
Foreign	–
Total	$–

As of December 31, 2025, the Company has U.S. federal and state net operating loss carryforwards of approximately $23.5 million and foreign net operating loss carryforwards of approximately $4.9 million of which $4.6 million will never be utilized. The U.S. federal net losses can be carried forward indefinitely and are generally deductible against 80% of taxable income on an annual basis.

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

The Company is subject to income taxes in the United States; Puerto Rico; and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not currently under examination by any taxing authorities. The 2022 through 2025 tax years are open to examination by the tax authorities.

ASC 740 provides detailed guidance for the consolidated financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in the consolidated financial statements. Tax positions must meet a more-likely-than-not recognition threshold before a benefit is recognized in the consolidated financial statements. As of December 31, 2025, the Company has no uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense in the accompanying consolidated statements of operations. No interest and penalties related to uncertain tax positions were accrued as of December 31, 2025 associated with uncertain tax positions.

Note 15 – Commitments and Contingencies

As part of the business combination that occurred on February 14, 2024, the Company acquired a five-year operating lease for approximately 6,900 square feet of warehouse and office space in Orlando, Florida. The lease commenced in November 2023 and expires in October 2028. See Note 7 – Operating Leases for additional information.

On June 4, 2025, the Company entered into a five -year operating lease agreement for approximately 17,000 square feet of space for the Company’s drone motor manufacturing facility in Orlando, Florida. The lease commenced on August 1, 2025 and expires in August 2030. See Note 7 – Operating Leases for additional information.

As a part of the business combination that occurred on September 3, 2025 with Rotor Lab, the Company acquired a three-year operating lease of warehouse and office space in Canberra Australia. The lease commenced in May 2024 and expires in April 2027. See Note 7 – Operating Leases for additional information.

On October 30, 2025, the Company entered into a five-year operating lease agreement for an additional 25,000 square feet of warehouse/office space in Orlando, FL. The lease commencement date is December 1, 2025 and expires in December 2030.

On December 10, 2025, the Company entered into a three-year operating lease agreement for an additional 9,125 square feet of space in Orlando, FL. This space will be used as the Company’s corporate headquarters. The lease will commence on February 1, 2026 and expires in February 2029.

On December 15, 2025, the Company entered into a three-year operating lease agreement for an additional 4,500 square feet of space in Orlando, FL. This space will be used for headset production. The lease commenced on January 1, 2026 and expires in December 2028.

Note 16 – Subsequent Events

Warrants Exercise

On January 9, 2026, warrant holders exercised 350,000 warrants at $9.70 per warrant in connection with the July 2025 registered direct offering and the Company issued 350,000 shares of common stock. The Company received cash proceeds of approximately $3.4 million in relation to the exercise.

Equity Grants to Executive Officers

On January 23, 2026, the Company issued the Company’s executive officers listed in the table below shares of restricted common stock. The shares of restricted common stock vest in equal quarterly increments over a one-year period, with the first quarter vesting on March 15, 2026. The shares of restricted common stock were granted under the Company’s 2022 Equity Incentive Plan, as amended, and are subject to each officer executing the Company’s standard Restricted Stock Agreement.

Officer	Amount of Restricted Common Stock
Allan Evans (1)	220,000
Brian Hoff	110,000
Andrew Camden	110,000
Stacy Wright	110,000

(1) Shares issued to 8 Consulting LLC, an entity of which Dr. Allan Evans, the Company’s Chief Executive Officer, is the sole owner with voting and dispositive power.

Equity Grants to Employees & Consultants

In January 2026, the Company issued certain employees shares of restricted common stock and stock options. The Company issued a total of 190,000 shares of restricted common stock and 90,000 stock options to employees. All shares and options vest in quarterly installments over a four-year period starting from the grant date.

In January 2026, the Company issued a consultant 40,000 shares of restricted common stock that vest in monthly installments over a two-year period starting from the grant date.

Leases

On December 10, 2025, the Company entered into a three-year operating lease agreement for an additional 9,125 square feet of space in Orlando, FL. This space will be used as the Company’s corporate headquarters. The lease will commence on February 1, 2026 and expires in February 2029.

On December 15, 2025, the Company entered into a three-year operating lease agreement for an additional 4,500 square feet of space in Orlando, FL. This space will be used for headset production. The lease commenced on January 1, 2026 and expires in December 2028.

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2025.

The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2025, our internal control over financial reporting were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes In Controls Over Financial Reporting

During the quarter ended December 31, 2025, the Company continued to strengthen its internal controls including the implementation of advanced inventory modules within NetSuite for its financial and transactional reporting. In addition, the Company has successfully hired additional staff within the accounting, finance, and human resource functions and the Company has updated their process documentation for financial reporting. These changes and documentation of our internal controls have remediated the previously disclosed material weaknesses in internal controls which includes sufficient segregation of duties within accounting functions and having written documentation of our internal control policies and procedures.

Other than as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

During the fourth quarter ended December 31, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, as described in the table below:

Name and Title	Action	Applicable Date	Duration of Trade Arrangements	10b5-1 Trading Arrangement? (Y/N)*	Aggregate Number of Securities Subject to Trading Arrangement
Dr. Allan Evans Chief Executive Officer and Director	Adopt	December 15, 2025	March 2026 through December 2026	Y	Up to 16,500 shares of Common Stock from March vesting for tax purposes
Dr. Allan Evans Chief Executive Officer and Director	Adopt	December 15, 2025	May 2026 through December 2026	Y	Up to 16,500 shares of Common Stock from May vesting for tax purposes
Dr. Allan Evans Chief Executive Officer and Director	Adopt	December 15, 2025	August 2026 through December 2026	Y	Up to 16,500 shares of Common Stock from August vesting for tax purposes
Dr. Allan Evans Chief Executive Officer and Director	Adopt	December 15, 2025	November 2026 through December 2026	Y	Up to 16,500 shares of Common Stock from November vesting for tax purposes
Brian Hoff Chief Financial Officer	Adopt	December 15, 2025	March 2026 through December 2026	Y	Up to 11,413 shares of Common Stock from March vesting for tax purposes
Brian Hoff Chief Financial Officer	Adopt	December 15, 2025	May 2026 through December 2026	Y	Up to 11,413 shares of Common Stock from May vesting for tax purposes
Brian Hoff Chief Financial Officer	Adopt	December 15, 2025	August 2026 through December 2026	Y	Up to 11,413 shares of Common Stock from August vesting for tax purposes
Brian Hoff Chief Financial Officer	Adopt	December 15, 2025	November 2026 through December 2026	Y	Up to 11,413 shares of Common Stock from November vesting for tax purposes

Andrew Camden Chief Operating Officer	Adopt	December 15, 2025	March 2026 through December 2026	Y	Up to 9,625 shares of Common Stock from March vesting for tax purposes
Andrew Camden Chief Operating Officer	Adopt	December 15, 2025	May 2026 through December 2026	Y	Up to 9,625 shares of Common Stock from May vesting for tax purposes
Andrew Camden Chief Operating Officer	Adopt	December 15, 2025	August 2026 through December 2026	Y	Up to 9,625 shares of Common Stock from August vesting for tax purposes
Andrew Camden Chief Operating Officer	Adopt	December 15, 2025	November 2026 through December 2026	Y	Up to 9,625 shares of Common Stock from November vesting for tax purposes
Cristina Colon Board of Director	Adopt	December 15, 2025	March 2026 through December 2026	Y	Up to 35% of shares of Common Stock from March grant for tax purposes
Cristina Colon Board of Director	Adopt	December 15, 2025	May 2026 through December 2026	Y	Up to 35% of shares of Common Stock from May grant for tax purposes
Cristina Colon Board of Director	Adopt	December 15, 2025	August 2026 through December 2026	Y	Up to 35% of shares of Common Stock from August grant for tax purposes
Cristina Colon Board of Director	Adopt	December 15, 2025	November 2026 through December 2026	Y	Up to 35% of shares of Common Stock from November grant for tax purposes
Sanford Rich Board of Director	Adopt	December 15, 2025	March 2026 through December 2026	Y	Up to 50% of shares of Common Stock from March grant for tax purposes
Sanford Rich Board of Director	Adopt	December 15, 2025	May 2026 through December 2026	Y	Up to 50% of shares of Common Stock from May grant for tax purposes
Sanford Rich Board of Director	Adopt	December 15, 2025	August 2026 through December 2026	Y	Up to 50% of shares of Common Stock from August grant for tax purposes
Sanford Rich Board of Director	Adopt	December 15, 2025	November 2026 through December 2026	Y	Up to 50% of shares of Common Stock from November grant for tax purposes
Stacy Wright Chief Revenue Officer (effective Jan 1, 2026)	Adopt	December 15, 2025	March 2026 through December 2026	Y	Up to 13,750 shares of Common Stock from March vesting for tax purposes
Stacy Wright Chief Revenue Officer (effective Jan 1, 2026)	Adopt	December 15, 2025	May 2026 through December 2026	Y	Up to 13,750 shares of Common Stock from May vesting for tax purposes
Stacy Wright Chief Revenue Officer (effective Jan 1, 2026)	Adopt	December 15, 2025	August 2026 through December 2026	Y	Up to 13,750 shares of Common Stock from August vesting for tax purposes
Stacy Wright Chief Revenue Officer (effective Jan 1, 2026)	Adopt	December 15, 2025	November 2026 through December 2026	Y	Up to 13,750 shares of Common Stock from November vesting for tax purposes

*Denotes whether the trading plan is intended, when adopted, to satisfy the affirmative defense of Rule 10b5-1(c).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position

Dr. Allan Evans	42	Chief Executive Officer and Director

Brian Hoff	40	Chief Financial Officer

Andrew Camden	35	President and Chief Operating Officer

Robert Lowry	67	Director

Sanford Rich	68	Director

Jeffrey Thompson	61	Director

Cristina A. Colón, Esq.	38	Director

Dr. Allan Evans, Chief Executive Officer and Chairman of the Board of Directors

Dr. Allan Evans was appointed to serve as the Chief Executive Officer and a director of the Company effective December 4, 2023. Prior to becoming our Chief Executive Officer, Dr. Evans was the Chief Operating Officer of Red Cat from January 2021 to November 2023 and was the Chief Executive Officer of Fat Shark. Dr. Evans is a serial entrepreneur with a history of founding and leading technological innovation. He has extensive experience in overseeing different emerging technologies. From August 2017 to October 2020, Dr. Evans served as a board member for Ballast Technologies, a company that specialized in technology for location-based entertainment. In November 2012, he co-founded Avegant, a technology company focused on developing next generation display technology to enable previously impossible augmented reality experiences. He led design, development, and initial production of the Glyph head mounted display and oversaw technology research and patent strategy while serving as Chief Technology Officer of Avegant until 2016. Dr. Evans has 47 pending or issued patents that cover a range of technologies from implantable medical devices to mixed reality headsets. Academically, his work has an h-index of 15, an i-index of 28, and has been cited in more than 1,000 publications. He has extensive experience with new technologies, engineering, business development, and corporate strategy, and his expertise in these areas strengthens the Company’s collective knowledge and capabilities. Dr. Evans has also served as a director of DataCentrix, Inc. (Nasdaq: DTCX) since December 15, 2025.

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

Andrew Camden, President and Chief Operation Officer

Mr. Camden, has been our President since January 23, 2026. As President, under our Bylaws he acts as the Chief Operating Officer. Prior to his promotion, Mr. Camden our Chief Operating Officer on March 4, 2024. He was President of Rotor Riot from 2018 through March 4, 2025. Prior to that, he worked for four years as an Engineer for General Motors. As President of Unusual Machines, Mr. Camden is responsible for operational execution, manufacturing, and supply chain across the Company’s U.S.-based production footprint. He joined Rotor Riot in 2017 and has played a key role in building the operations that became Unusual Machines, supporting the transition from product development into scaled domestic manufacturing of drone components. Prior to entering the drone industry, Camden spent four years in engineering roles at General Motors, where he gained experience in manufacturing operations and supply chain management.

Stacy Wright, Chief Revenue Officer

Stacy Wright has been our Chief Revenue Officer since January 1, 2026. Previously she was our Executive Vice President of Revenue from July 2025 through December 2025, President of Rotor Riot from March 4, 2024 and Vice President of Rotor Riot from November 2020 through March 4, 2024.

Cristina A. Colón, Esq., Director

Ms. Colón has a served as a director of the Company since August 2022. Ms. Colón has been the owner of Cinmarc & Associates LLC, a public housing consulting firm, since 2018 and has served as its President since August 2021. Ms. Colón has also been the owner/operator Café de La Plaza, a restaurant located in Palmas del Mar, Puerto Rico, since 2009. From 2019 to 2021, Ms. Colón served as an investor relations specialist at OptimizeRX, a medical technology company. Ms. Colón’s experience as an entrepreneur and her marketing and investor relations experience led to her appointment as a director. Ms. Colon is also a lawyer in Florida and Washington, D.C.

Robert Lowry, Director

Mr. Lowry has served as a director of the Company since August 2022. Mr. Lowry has been the owner of Sebring Assisted Living Facility since 1998, and the owner of Homestead Assisted Living Facility since 2007. Mr. Lowry’s experience as a business entrepreneur and his experience in operational finance led to his appointment as a director.

Sanford Rich, Director

Mr. Rich serves as director and Audit Committee member of the Company since January 31, 2024. Since March 2012, Mr. Rich has served as a director of Aspen Group, Inc. and since November 29, 2019, as Audit Committee Chairman. From August 2, 2017 to June 23, 2019, Aspen Group, Inc. had its common stock listed on the Nasdaq Capital Market and from June 24, 2019 to March 23, 2023, Aspen Group, Inc. had its common stock listed on Nasdaq Global Market, after which it voluntarily withdrew to focus on its core business and save money. Since January 2016, Mr. Rich has served as the Executive Director of the New York City Board of Education Retirement System. Mr. Rich also serves as a member of the Investor Advisory Group of the PCAOB for a term from June 1, 2022 to December 31, 2028. From November 2012 to January 2016, Mr. Rich served as the Chief of Negotiations and Restructuring for the Pension Benefit Guaranty Corporation (a United States Government Agency). Mr. Rich was selected as a director for his 40 years of experience in the financial sector and his experience serving on the audit committees of public companies.

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

Director Independence

Our Board has determined that all of our present directors are independent, in accordance with standards under the NYSE Listing Rules, other than Dr. Evans and Mr. Thompson. Our Board determined that, under the NYSE Listing Rules, Dr. Evans is not an independent director because he is the Chief Executive Officer of the Company. It has also been determined that Mr. Thompson is not an independent director, because of the purchase orders we received from Teal Drones, a Red Cat subsidiary.

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

Board Leadership Structure

Allan Evans serves as the Chairman of the Board and actively interfaces with management, the Board and counsel regularly. We believe that Dr. Evans’s experience as an entrepreneur and Chief Executive Officer of a drone company will help the Company with the challenges faced by us at this stage as well as implementing our business and marketing plans, integrating acquisitions, continuing and managing our growth. We believe that Dr. Evans and the other members of the Board will assist the Company’s management with both the operational aspects as well as the strategic aspects of our business.

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

Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of the Company’s employees, including the Company’s Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to the Company’s directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations and the prompt reporting of illegal or unethical behavior, and accountability for adherence to the Code of Ethics. We will provide a copy, without charge, to anyone that requests a copy of our Code of Ethics in writing by contacting 5728 Major Blvd, Suite 250, Orlando, FL 32819, Attention: Corporate Secretary.

Insider Trading Arrangements and Policies

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules, and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the year ended December 31, 2025.

Hedging

Under the Company’s Insider Trading Policy, all officers, directors and certain identified employees are prohibited from engaging in hedging transactions, without prior approval as outlined in our Insider Trading Policy.

Clawback Policy

Our Board has adopted a policy relating to recovery of erroneously awarded compensation (a “Clawback Policy”) in accordance with the rules of the New York Stock Exchange, to recoup “excess” incentive compensation, if any, earned by current and former executive officers during a three year look back period in the event of a financial restatement due to material noncompliance with any financial reporting requirement under the securities laws (with no fault required). Our Clawback Policy is incorporated by reference as Exhibit 97.1.

Item 11.	Executive Compensation.

Executive Compensation Overview

This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer during 2025. Our named executive officers, or the Named Executive Officers, for the year ended December 31, 2025, are:

•	Allan Evans, our Chief Executive Officer;

•	Brian Hoff, our Chief Financial Officer

•	Andrew Camden, our President and Chief Operating Officer

Unusual Machines Summary Compensation Table Years Ended December 31, 2025 and 2024

The following table contains information about the compensation paid to or earned by each Named Executive Officer for the two most recently completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(4)	Option Awards ($)(5)	All Other Compensation ($)	Total ($)
Allan Evans (1)	2025	262,500	–	5,839,750	–	20,542	6,122,792
Chief Executive Officer	2024	250,000	131,000	733,600	–	–	1,114,600

Brian Hoff (2)	2025	255,000	–	2,812,750	–	2,440	3,070,190
Chief Financial Officer	2024	250,000	121,220	449,600	–	–	820,820

Andrew Camden (3)	2025	217,500	–	2,812,750	–	17,919	3,048,169
Chief Operating Officer	2024	167,094	6,678	158,000	–	–	331,772

________________________

(1)	Dr. Evans was appointed Chief Executive Officer in December 2023. On April 30, 2024, Dr. Evans consulting company, 8 Consulting, LLC entered into a two-year Management Services Agreement to serve as the Company’s Chief Executive Officer.

(2)	Mr. Hoff was appointed Chief Financial Officer in November 2022.

(3)	Mr. Camden was appointed Chief Operating Officer in March 2024 and became our President on January 23, 2026.

(4)	Amounts reflect the aggregate grant date fair value of restricted share grants computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 10 included in our consolidated financial statements. There can be no assurance that unvested awards will vest.

(5)	Option awards are valued in accordance with ASC 718, Compensation – Stock Compensation. Fair value is determined based on the Black-Scholes Model using inputs reflecting our estimates of expected volatility, term, discount rates, and dividend expectations. Compensation expense is recognized based on the vesting terms of the award.

(6)	All other compensation relates to benefit insurance premiums paid by the Company on behalf of our Named Executive Officers in accordance with our benefit plans.

Outstanding Equity Awards at December 31, 2025

The table below summarizes outstanding equity awards held by our Named Executive Officers at December 31, 2025. All of the below awards were issued under the Plan.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock Acquired on Vesting (#)	Market Value of Shares or Units of Stock Realized on Vesting ($)(1)
Allan Evans*	02/03/2025	200,000	$1,462,000
	06/30/2025	175,000	1,499,750
	11/20/2025	250,000	1,940,000

Brian Hoff	02/03/2025	100,000	$1,200,000
	06/30/2025	75,000	642,750
	11/20/2025	125,000	970,000

Andrew Camden	02/03/2025	100,000	$1,200,000
	06/30/2025	75,000	642,750
	11/20/2025	125,000	970,000

____________________

*	Awarded to 8 Consulting, LLC
(1)	Amounts reflect the aggregate grant date fair value of restricted share grants computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 10 included in our consolidated financial statements. There can be no assurance that unvested awards will vest.

Employment Agreements

Consulting Agreement relating to Dr. Allan Evans, Chief Executive Officer

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

Under the Agreement, the Consultant receives a $250,000 fee per year payable in monthly installments. In October 2025, the Company increased the fee to $300,000. In addition, the Consultant was granted 488,000 fully vested shares of restricted Common Stock. The fair value of the shares was $585,600 based on the $1.20 quoted trading price on the Grant Date and will be recognized over the service period (see below). The grant of restricted common stock was made under the Company’s Plan. The Company and Dr. Evans previously entered into an Offer Letter dated November 27, 2023, under which he would serve as the Company’s Chief Executive Officer effective as of December 4, 2023. The Agreement terminates and replaces the Offer Letter dated November 27, 2023.

Employment Agreement with Brian Hoff, Chief Financial Officer

The Employment Agreement with Mr. Hoff effective November 1, 2022 provides that he will serve as the Chief Financial Officer of the Company on an at will basis. In August 2023, the Employment Agreement was amended (the “First Hoff Amendment”) to increase the percentage of Restricted Stock Units (“RSUs”) from 1% to 3% (as discussed below). Pursuant to his Employment Agreement, Mr. Hoff receives an annual base salary of $250,000. In October 2025, the Company increased Mr. Hoff’s salary to $270,000. In addition, Mr. Hoff’s Employment Agreement entitles him to the following:

•	Eligibility to earn an annual bonus of 50% of his annual base salary based on key performance indicators, as set forth in a bonus plan that is to be established, approved, administered and determined by the Board and the Chief Executive Officer.

•	A cash and/or equity bonus of up to $125,000 including the bonus he received following the acquisition of Fat Shark and Rotor Riot.

•	A cash bonus and/or equity bonus equal to up to $125,000 upon the completion of a capital raise event, defined as a second offering, a private placement offering, an at-the-market offering, a private investment in public equity offering.

•	A grant of 293,000 shares of restricted stock (after giving effect to the First Hoff Amendment). The RSUs vested following the Closing of the IPO.

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

Employment arrangement with Andrew Camden, President and Chief Operating Officer

Our Board appointed Mr. Camden, Chief Operating Officer on March 4, 2024, and agreed to pay him a salary of $150,000 per year. In September 2024, the Compensation Committee approved increasing Mr. Camden’s salary to $200,000 and again in October 2025, to $270,000. On January 23, 2026, Mr. Camden became our President.

Non-Employee Director Compensation

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

Based on the recommendation of professional compensation consultant that the Company retained to review the compensation for non-management directors of the Company, on September 29, 2025, the Board approved that effective July 1, 2025, the compensation for the non-management directors was increased to $160,000 per year payable in equal quarterly installments. Such directors have the right to receive cash compensation or shares of the Company’s common stock by providing the Company with written notice at least 10 days before the end of each quarter and to the extent any director elects to receive shares of common stock, the number of shares of common stock will be determined by using the closing price of the common stock on the NYSE American (regular hours) and on the last day of each quarter the shares will be delivered promptly thereafter.

Director Compensation Table

The following table sets forth information regarding the compensation earned or paid for service on our Board of Directors by our non-employee directors during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Cristina A. Colon, Esq.	17,500	107,510	125,010
Robert Lowry	31,991	107,511	139,502
Sanford Rich	71,991	67,507	139,498
Jeffrey Thompson	17,500	107,500	125,010

(1)	Represents cash fees paid, accrued or earned for serving as directors including committee roles.
(2)	Represents restricted common stock. Amounts reported represent the aggregate grant date fair value of awards granted without regard to forfeitures granted to the non-employee directors during 2025, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 11, 2026 by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Exchange Act known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each of our directors; (iii) each of our Named Executive Officers; and (iv) all executive officers and directors as a group.

Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder's address is c/o Unusual Machines, Inc., 5728 Major Blvd, Suite 250, Orlando Florida, 32819.

The percentages below are calculated based on 38,889,911 shares of Common Stock issued and outstanding as of March 11, 2026.

Name and Address (1) of Beneficial Owner	Title of Class	Amount of Shares Beneficially Owned	Percentage of Beneficial Ownership
Named Executive Officers and Directors:
Allan Evans	Common Stock	1,589,141	4.09%
Brian Hoff	Common Stock	525,475	1.35%
Andrew Camden	Common Stock	366,000	0.94%
Jeffrey Thompson	Common Stock	340,600	0.88%
Sanford Rich	Common Stock	204,944	0.53%
Robert Lowry	Common Stock	161,083	0.41%
Cristina Colón	Common Stock	55,852	0.14%
All executive officers and directors as a group (6 persons)	Common Stock	1,879,601	8.34%

(1)	Address is 5728 Major Blvd. Suite 200, Orlando, FL 32819

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides information regarding our equity compensation plans as of December 31, 2025:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and vesting of restricted stock	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	739,684	$6.50	1,489,830

Equity compensation plans not approved by security holders	–	$–	–

The Company’s Plan currently has 1,489,830 shares of Common Stock available for future grants as of the date of this Annual Report on Form 10-K which includes the increase in total authorized shares for the 5% evergreen provision as of January 1, 2026 and the increase of total authorized shares related to additional issuances since December 31, 2025.

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

The following is a description of transactions since January 1, 2025, to which we were a party or will be party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest. As permitted by the SEC rules, discussion of employment relationships or transactions involving the Company’s executive officers and directors, and compensation solely resulting from such employment relationships or transactions, or service as a director of the Company, as the case may be, has been omitted to the extent disclosed in the Executive Compensation or the Director Compensation section of this annual report, as applicable.

In January 2026, the Company received a $2.1 million order from Teal Drones, which is a subsidiary of Red Cat. Red Cat is a related party as Jeff Thompson is the Chief Executive Officer of Red Cat and is also on the Board of Directors of Unusual Machines. The order is expected to be delivered in the first half of 2026 and includes several different drone components manufactured and sourced from the Company.

On December 29, 2025, the Company issued 142,299 shares of common stock to Dr. Allan Evans, our CEO and two directors Robert Lowry and Sanford Rich related to exercising of 164,473 warrants of the October 2024 private placement. 131,578 of these warrants were exercised on a cashless basis using the calculation as defined in the warrant agreement at a volume-weighted average price of $11.81 and issuing a total of 109,404 shares of common stock for the cashless exercise. 32,895 of these warrants were exercised for cash proceeds of $65,461 and issuing a total of 32,895 shares of common stock. The Company cancelled the 164,473 warrants related to these exercises upon issuance of the common stock.

In October 2025, the Company received a $0.8 million order from Teal Drones, which is a subsidiary of Red Cat. Red Cat is a related party as Jeff Thompson is the Chief Executive Officer of Red Cat and is also on the Board of Directors of Unusual Machines. The Company recognized approximately $0.2 million in revenue for the year ended December 31, 2025. The Company had a related party receivable of $0.2 million as of December 31, 2025. The order includes several different drone components manufactured and sourced from the Company.

In May 2025, in relation to the confidentially marketed public offering as described in more detail in Note 10, “Earnings Per Share and Stockholders’ Equity”, Dr. Evans, the Company’s CEO and three directors, Cristina Colón, Robert Lowry and Sanford Rich invested a total of $420,000 in the offering on identical terms to the other Investors and received a total of 84,000 shares of common stock.

Item 14.	Principal Accountant Fees and Services

Salberg & Company, P.A. audited our financial statements for the fiscal year ended December 31, 2025 and 2024.

Independent Registered Public Accounting Firm Fees

The following is a summary and description of fees incurred by Salberg & Company, P.A. for the fiscal years ended December 31, 2025 and 2024. ($ in ‘000s)

	2025	2024
Audit fees(1)	$190	$155
Audit related (2)	25	21
Tax fees	–	–
Total fees	$215	$176

________________________

(1)	Audit fees consist of fees for the audit of our annual financial statements and the quarterly reviews of our interim financial statements.
(2)	All other fees consist of fees related to reviews of our registration statements and issuance of comfort letters during the year.

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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date
1.1	Form of Underwriting Agreement, dated February 14, 2024, by and between Unusual Machines, Inc. and Dominari Securities, LLC +		8-K	1.1	2/16/24
1.2	Capital on DemandTM Sales Agreement		8-K	1.1	8/29/25
2.1	Agreement and Plan of Merger by and between Unusual machines, Inc., a Puerto Rico corporation and Unusual Machines, Inc., a Nevada corporation		8-K	2.1	4/23/24
3.1	Articles of Incorporation		8-K	3.1	4/23/24
3.2	Amended and Restated Bylaws		8-K	3.1	10/8/24
3.2(a)	Amendment No. 1 to Amended and Restated Bylaws		8-K	3.1	2/5/25
3.2(b)	Second Amendment to the Amended and Restated Bylaws		8-K	3.1	1/29/26
3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock		8-K	3.1	7/22/24
3.3(a)	Certificate of Withdrawal for Series A Convertible Preferred Stock	(1)
3.4	Certificate of Designation of Series B Convertible Preferred Stock		8-K	3.3	4/23/24
3.4(a)	Certificate of Withdrawal for Series B Convertible Preferred Stock	(1)
3.5	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock		8-K	3.1	8/22/24
3.5(a)	Certificate of Withdrawal for Series C Convertible Preferred Stock	(1)
4.1	Form of 8% Promissory Note +		8-K	4.1	7/22/24
4.2	Revised Form of Representatives Warrant		S-1/A	10.7	2/1/24
4.3	Placement Agent Warrant, issued to Dominari Securities LLC		8-K	4.1	5/7/25
4.4	Description of Securities		10-K	4.7	3/22/24
10.1	Share Purchase Agreement +		S-1	10.1	3/14/23

10.1(a)	Amended and Restated Amendment No. 1 to Share Purchase Agreement	S-1/A	10.2	5/3/23
10.1(b)	Amendment No. 2 to Share Purchase Agreement	S-1/A	10.3	8/7/23
10.1(c)	Amendment No. 3 to Share Purchase Agreement	S-1/A	10.4	9/19/23
10.1(d)	Amendment No. 4 to Share Purchase Agreement	S-1/A	10.5	12/15/23
10.2	Security Agreement	S-1	10.3	3/14/23
10.3	Employment Agreement with Brian Hoff #+	S-1	10.6	3/14/23
10.3(a)	Form of Amendment No. 1 to the Employment Agreement with Brian Hoff #	S-1/A	10.11A	8/7/23
10.4	Form of Patent Assignment	S-1/A	10.6	8/7/23
10.5	Form of Trademark Assignment	S-1/A	10.7	8/7/23
10.6	Form of Restricted Stock Unit Agreement	S-1/A	10.18	8/7/23
10.7	Form of Lock-up Agreement	S-1/A	10.14	2/1/24
10.8	Form of Lock-up Agreement – Jeffrey Thompson	S-1/A	10.15	2/1/24
10.9	Allan Evans Non-Compete Agreement	8-K	10.9	2/22/24
10.10	Management Services Agreement #	8-K	10.1	5/6/24
10.11	Form of Exchange Agreement +	8-K	10.1	7/22/24
10.12	Form of Closing Date working Capital Agreement and Consent +	8-K	10.2	7/22/24
10.13	4% Convertible Promissory Note – Titan Multi-Strategy Fund I, Ltd.	S-1	10.20	9/11/24
10.14	4% Convertible Promissory Note – Eleven Ventures LLC +	S-1	10.21	9/11/24
10.15	Common Stock Purchase Warrant – Titan Multi-Strategy Fund I, Ltd. +	S-1	10.22	9/11/24
10.16	Common Stock Purchase Warrant - Eleven Ventures LLC +	S-1	10.23	9/11/24
10.17	Exchange Agreement – Titan Multi-Strategy Fund I, Ltd. +	S-1	10.24	9/11/24
10.18	Exchange Agreement – Eleven Ventures LLC +	S-1	10.25	9/11/24
10.19	Registration Rights Agreement – Titan Multi-Strategy Fund I, Ltd. +	S-1	10.26	9/11/24
10.20	Registration Rights Agreement – Eleven Ventures LLC +	S-1	10.27	9/11/24
10.21	Letter Agreement - Titan Multi-Strategy Fund I, Ltd.	8-K	10.1	10/8/24
10.22	Letter Agreement - Eleven Ventures LLC	8-K	10.2	10/8/24
10.23	Form of Securities Purchase Agreement	8-K	10.1	10/30/24
10.24	Placement Agency Agreement	8-K	10.2	10/30/24
10.25	Registration Rights Agreement	8-K	10.3	10/30/24
10.26	Form of Common Stock Purchase Warrant	8-K	10.4	10/30/24
10.27	Form of Placement Agent Warrant	8-K	10.5	10/30/24
10.28	Form of Lock-up Agreement	8-K	10.6	10/30/24
10.29	Form of Advisory Agreement	S-1	10.28	11/27/24
10.30	Agreement and Plan of Merger and Reorganization dated February 1, 2025	8-K	10.1	2/4/25
10.31	Placement Agency Agreement, dated as of May 5, 2025, by and between Unusual Machines, Inc. and Dominari Securities, LLC	8-K	10.1	5/7/25
10.32	Amendment and Waiver to Merger Agreement, dated as of May 6, 2025, by and between Unusual machines, Inc., Aloft Technologies, Inc., UMAC Merger Sub, Inc., Jon Hegranes and Josh Ziering	10-Q	10.9	5/8/25
10.33	Form of Restricted Stock Agreement	8-K	10.1	5/21/25
10.34	Lease Agreement, dated June 4, 2025, between unusual Machines, Inc. and Icon FL Orlando Industrial Owner Pool 5 GA/FL, LLC	8-K	10.1	6/10/25
10.35	Rotor Lab Pty Ltd Share Purchase Agreement, dated June 12, 2025	8-K	10.1	6/13/25

10.36	Form of Securities Purchase Agreement		8-K	10.1	7/15/25
10.37	Placement Agency Agreement		8-K	10.2	7/15/25
10.38	Placement Agency Warrant, issued to Dominari Securities LLC		8-K	10.3	7/15/25
10.39	Amended and Restated 2022 Equity Incentive Plan #		S-8	4.1	2/13//26
14.40	Code of Ethics		S-1/A	10.17	8/7/23
16.1	Letter from Salberg & Company, P.A.		8-K/A	7.1	8/15/24
19.1	Insider Trading Policy	(1)
21.1	List of Subsidiaries		10-K/A	21.1	8/9/24
23.1	Consent of Salberg & Company, P.A.	(1)
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)
97.1	Clawback Policy		10-K	97.1	3/22/24
101.INS	Inline XBRL Instance Document	(1)
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	(1)

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC Staff upon request.
#	Indicates management contract or compensatory plan, contract or agreement.

(1)	Filed herein
(3)	Furnished herein.

Item 16.	Form 10-K Summary

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

Date: March 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Allan Evans	Chief Executive Officer, President and Director	March 12, 2026
Allan Evans	(Principal Executive Officer)

/s/ Brian Hoff	Chief Financial Officer	March 12, 2026
Brian Hoff	(Principal Financial and Accounting Officer)

/s/ Cristina Colón	Director	March 12, 2026
Cristina Colón

/s/ Robert Lowry	Director	March 12, 2026
Robert Lowry

/s/ Sanford Rich	Director	March 12, 2026
Sanford Rich

/s/ Jeffrey Thompson	Director	March 12, 2026
Jeffrey Thompson

