Form 10-Q
period 2026-03-31
Unusual Machines, Inc.
filed 2026-05-14
CIK 1956955

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, 47,793,923 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

UNUSUAL MACHINES, INC.

2026 QUARTERLY REPORT ON FORM 10-Q

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

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include but are not limited to: our reliance on third parties to deliver parts needed to manufacture our drone components; risks related to inventory management and potential obsolescence; uncertainty regarding government procurement programs and timelines; risks associated with our rapid expansion, and the various risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Unusual Machines, Inc.

Consolidated Condensed Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$222,939,674	$103,261,397
Short term investments at fair value	48,156,983	39,217,909
Short term investments at cost	12,500,000	–
Accounts receivable	3,128,885	1,564,739
Related party accounts receivable	468,136	214,684
Inventories	13,827,189	5,316,648
Prepaid inventory	13,566,078	9,748,483
Other current assets	618,626	190,622
Total current assets	315,205,571	159,511,482

Non-current assets:
Property and equipment, net	2,925,948	2,233,891
Operating lease right-of-use assets	3,273,433	2,607,256
Other assets	198,734	197,785
Goodwill	15,596,105	15,596,105
Intangible assets, net	2,503,262	2,561,895
Total non-current assets	24,497,482	23,196,932

Total assets	$339,703,053	$182,708,414

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,071,486	$1,506,793
Deferred revenue	672,568	638,125
Operating lease liability	714,139	456,429
Total current liabilities	2,458,193	2,601,347

Long-term liabilities
Deferred tax liability	146,772	146,772
Operating lease liability – long term	2,613,688	2,173,626
Contingent consideration	2,847,000	2,847,000
Total current liabilities	5,607,460	5,167,398
Total liabilities	8,065,653	7,768,745

Commitments and contingencies (See note 12)

Stockholders’ equity:
Common stock - $0.01 par value, 500,000,000 authorized and 47,793,923 and 37,759,911 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	477,938	377,596
Additional paid in capital	375,960,699	229,665,735
Accumulated deficit	(44,824,137)	(55,107,131)
Accumulated other comprehensive income	22,901	3,470
Total stockholders’ equity	331,637,400	174,939,670

Total liabilities and stockholders’ equity	$339,703,053	$182,708,414

See accompanying condensed unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statement of Operations and Comprehensive Income (loss)

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Sales	$8,095,836	$2,042,300

Cost of goods sold	5,441,729	1,545,493

Gross profit	2,654,107	496,807

Operating expenses:
Operations	1,948,899	302,602
Research and development	91,143	7,903
Selling and marketing	580,039	207,616
General and administrative	7,228,200	3,225,904
Depreciation and amortization	64,813	20,593
Total operating expenses	9,913,094	3,764,618

Loss from operations	(7,258,987)	(3,267,811)

Other income and (expense):
Interest income	792,078	1,532
Unrealized gain from investments	9,492,076	–
Realized gain from investments	7,264,743	–
Loss from foreign currency transactions	(6,548)	–
Interest expense	(368)	–
Total other income and (expense), net	17,541,981	1,532

Net income (loss) before income tax	10,282,994	(3,266,279)

Income tax benefit (expense)	–	–

Net income (loss)	$10,282,994	$(3,266,279)

STATEMENT OF COMPREHENSIVE INCOME

Net income (loss)	10,282,994	(3,266,279)

Foreign currency translation adjustment	19,431	–

Comprehensive income (loss)	$10,302,425	$(3,266,279)

Net loss per share
Basic	$0.22	$(0.21)
Diluted	$0.21	$(0.21)

Weighted average common shares outstanding
Basic	46,708,842	15,902,473
Diluted	48,134,348	15,902,473

See accompanying condensed unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Income	Equity
Balance, December 31, 2024	15,122,018	$151,221	$50,580,235	$(35,913,514)	$–	$14,817,942

Issuance of common shares, equity incentive plan	483,546	4,835	(4,835)	–	–	–
Cash exercise of warrants	1,224,606	12,246	2,424,720	–	–	2,436,966
Stock compensation expense - vested stock	–	–	1,883,433	–	–	1,883,433
Stock compensation expense	–	–	22,940	–	–	22,940
Net loss	–	–	–	(3,266,279)	–	(3,266,279)
Balance, March 31, 2025	16,830,170	$168,302	$54,906,493	$(39,179,793)	$–	$15,895,002

Balance, December 31, 2025	37,759,911	$377,596	$229,665,736	$(55,107,131)	$3,470	$174,939,670

Issuance of common shares, employees, officers, and directors	745,883	7,460	(7,460)	–	–	–
Issuance of common shares, option exercises	74,600	747	259,587	–	–	260,334
Issuance of common shares, consulting services	40,000	400	(400)	–	–	–
Issuance of common shares, confidentially marketed public offering	8,823,529	88,235	138,711,758	–	–	138,799,993
Issuance of common shares, warrant exercise	350,000	3,500	3,391,500	–	–	3,395,000
Stock compensation expense - options	–	–	291,412	–	–	291,412
Stock compensation expense - vested stock	–	–	3,648,567	–	–	3,648,567
Net income	–	–	–	10,282,994	–	10,282,994
Foreign currency translation	–	–	–	–	19,431	19,431
Balance, March 31, 2026	47,793,923	$477,938	$375,960,699	$(44,824,137)	$22,901	$331,637,400

See accompanying condensed unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statement of Cash Flows

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$10,282,994	$(3,266,279)
Depreciation and amortization	64,813	20,593
Share-based compensation expense	3,939,979	1,906,373
Unrealized gain on short term investments	(9,492,076)	–
Realized gain on short term investments	(7,264,743)	–
Change in assets and liabilities:
Accounts receivable	(1,817,598)	15,625
Inventory	(8,510,541)	121,213
Prepaid inventory	(3,817,595)	69,449
Other assets	(428,004)	(173,647)
Right of use asset	(667,125)	17,264
Accounts payable and accrued expenses	(435,307)	191,822
Operating lease liabilities	697,772	(16,095)
Deferred revenue and other current liabilities	34,443	(79,946)
Net cash used in operating activities	(17,412,987)	(1,193,628)

Cash flows from investing activities
Purchase of short term investments	(17,500,000)	–
Proceeds from sale of short-term investments	12,814,743	–
Purchase of property and equipment	(698,237)	–
Net cash used in investing activities	(5,383,494)	–

Cash flows from financing activities:
Gross proceeds from issuance of common shares, public offering	149,999,993	–
Proceeds from option exercises	260,334	–
Proceeds from issuance of common shares, warrant exercises	3,395,000	2,436,966
Common share issuance offering costs	(11,200,000)	–
Net cash provided by financing activities	142,455,327	2,436,966

Net increase in cash and cash equivalents	119,658,846	1,243,338
Effect of exchange rates changes on cash	19,431	–
Cash and cash equivalents, beginning of period	103,261,397	3,757,323

Cash and cash equivalents, end of period	$222,939,674	$5,000,661

See accompanying condensed unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

For the Three Months Ended March 31, 2026 and 2025

Note 1 – Organization and nature of business

Unusual Machines, Inc. (“the Company”) is a Nevada corporation engaged in the commercial drone industry.

On September 3, 2025, the Company acquired Rotor Lab Pty. Ltd., an Australian company (“Rotor Lab). See Note 3 for additional information.

Note 2 – Summary of significant accounting policies

Basis of Presentation

The consolidated condensed financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report, as is permitted by such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026. The results for any interim period are not necessarily indicative of results for any future period.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries including UMAC IP Holdings Corp., Unusual Machines of Florida, Inc, Fat Shark and Rotor Riot since acquired on February 16, 2024 and Rotor Lab since acquired on September 3, 2025. Intercompany transactions and balances have been eliminated upon consolidation.

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

The financial statements include some amounts that are based on management's best estimates and judgments. Significant estimates reflected in these consolidated financial statements include those used to (i) determine stock-based compensation, (ii) the fair value of assets acquired and liabilities assumed in business combinations, the fair value of shares issued as consideration and the fair value of contingent consideration in business combinations, (iii) reserves and allowances related to accounts receivable, and inventory, (iv) the evaluation of long-lived assets, including intangibles and goodwill, for impairment, (v) the fair value of lease liabilities and related right of use assets, (vi) the fair value of short-term investments including the value of unexercised warrants received, (vi) the warranty liability and sales returns reserves, and (vii) the deferred tax asset valuation allowance.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash deposits at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. At March 31, 2026 and December 31, 2025, the Company had approximately $222.6 million and $102.6 million, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of the financial institutions with which it invests.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

For the Three Months Ended March 31, 2026 and 2025

Accounts Receivable, net

The Company carries its accounts receivable at invoiced amounts. The Company follows ASC 326, Financial Instruments – Credit Losses and has early adopted in fiscal year 2025, ASU 2025-05, under which the Company evaluates all credit losses as of the reporting date. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses based on a history of past write-offs and collections and current credit conditions. Accounts are written-off as uncollectible at the discretion of management. At March 31, 2026 and December 31, 2025, the Company considers accounts receivable to be fully collectible; accordingly, no allowance for credit losses has been established.

Short-Term Equity Investments at Fair Value

The Company measures its investments in equity securities, consisting of common stock, preferred stock, and non-public warrants at fair value with unrealized changes in value recognized in net income (loss) per ASC 321. For the quarter ended March 31, 2026 the realized gain from short-term equity investments was approximately $7.2 million and unrealized gain from short-term equity investments was approximately $9.5 million. The Company holds less than a 5% equity interest in each of the companies it invested in as of March 31, 2026.

Short-Term Equity Investments at Cost

The Company measures its investment is privately held companies without readily determinable fair values using the Measurement Alternative per ASC 321. Investments are recorded at cost and subsequently adjusted only when there is an observable transaction or impairment under the Measurement Alternative.

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

Leases

The Company applies Accounting Standards Codification (ASC) 842, “Leases” which requires the recognition of assets and liabilities associated with lease agreements. The Company recognized a lease liability obligation and a right-of-use asset for the facilities leases in Orlando, FL and for the Canberra Australia lease related to the Rotor Lab acquisition as discussed in Note 3.

The Company determines if a contract is a lease or contains a lease at inception. Operating lease liabilities are measured, on each reporting date, based on the present value of the future minimum lease payments over the remaining lease term. The Company's leases do not provide an implicit rate. Therefore, the Company used an effective discount rate of 8.24% based on its last debt financings. Operating lease assets are measured by adjusting the lease liability for lease incentives, initial direct costs incurred and asset impairments. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term with the operating lease asset reduced by the amount of the expense. The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets. Lease terms do not include an option to renew.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

For the Three Months Ended March 31, 2026 and 2025

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

Goodwill and Long-lived Assets

Goodwill represents the future economic benefit arising from other assets acquired in an acquisition that are not individually identified and separately recognized. The Company tests goodwill for impairment in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other, (“ASC 350”). Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. ASC 350 provides that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if an entity concludes otherwise, then it is required to perform an impairment test. The impairment test involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than book value, then an impairment loss is recognized in an amount equal to the amount that the book value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. No impairment loss on goodwill was recognized during the three months ended March 31, 2026 and 2025, respectively.

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

The Company reviews long-lived assets, including tangible assets and other intangible assets with definitive lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets”. ASC 360 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. Amortizable intangible assets are assessed for impairment upon triggering events that indicate that the carrying value of an asset may not be recovered. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the intangible assets. No impairment charges were recorded by the Company during the three months ended March 31, 2026 and 2025, respectively.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

For the Three Months Ended March 31, 2026 and 2025

The Company has certain indefinite-lived trademark assets that are reviewed for impairment by first performing a qualitative analysis in accordance with ASC 350-30 to determine whether it is more likely than not that the fair value of the indefinite-lived asset is less than its carrying value. If based on this assessment, management determines that impairment is not more than likely, then no further quantitative testing is required. However, if performing a qualitative analysis determines that is more likely than not that the fair value is less than its carrying value, then a quantitative analysis is performed in accordance with ASC 350-30-35, which occurs annually in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. The Company performed only a qualitative analysis for 2025. The Company did not record an impairment during the three months ended March 31, 2026 and 2025, respectively related to the indefinite-lived assets.

Fair Value Measurements and Fair Value of Financial Instruments

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

The following table details the fair value measurements of the Company’s financial assets and liabilities as of March 31, 2026:

	Total	Level 1	Level 2	Level 3
Short term investments – assets:
Common stock	$44,251,483	$44,251,483	$–	$–
Pre-funded warrants	3,220,500	–	3,220,500	–
Non-public warrants	685,000	–	–	685,000
Total short-term investments – assets	$48,156,983	$44,251,483	$3,220,500	$685,000

Contingent consideration from Rotor Lab acquisition	2,847,000	–	–	2,847,000
Total	$51,003,983	$44,251,483	$3,220,500	$3,532,000

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

For the Three Months Ended March 31, 2026 and 2025

The Company calculated the fair value for common stock for short-term investments based on the quoted trading price as of the close of the market multiplied by the total shares held by the Company as of March 31, 2026.

The Company calculated the fair value for pre-funded warrants for short-term investments based on the quoted trading price as of the close of the market multiplied by the total common equivalent shares held by the Company as of March 31, 2026.

The fair value of the non-public warrants investment in 2026 was determined using a Black-Scholes pricing model which values the warrants based on the stock price at the valuation date, the expected life of the warrant, the estimated volatility of the stock of the investee, and the risk-free interest rate over the expected life of the warrant.

The Company used the following inputs related to the non-public warrants fair value as of March 31, 2026:

Supplemental Information	Non-public Warrants
Expected term of the warrants (years)	1.00
Stock price	$3.81
Warrant exercise price	$6.00
Risk free interest rate	3.68%
Volatility	125.45%

The contingent consideration from the Rotor Lab acquisition is based on managements estimate of $2,847,000, which is based on the fair value of contingent consideration determined using the Monte-Carlo variable scenario model which values the liability at the measurement date using certain assumptions including the expected revenue over the calculation period, a discount rate applied to revenue projections, the risk-free interest rate over the earnout period and certain estimates and probabilities of different outcomes. See Note 3 for additional information.

Changes in Level 3 financial instruments are as follows:

	December 31,	Purchases, Issuances and	Change in	March 31,
	2025	Settlements	Fair Value	2026
Non-public warrants investment	$1,135,000	$–	$(450,000)	$685,000
Contingent consideration from Rotor Lab acquisition	2,847,000	–	–	2,847,000
Total	$3,982,000	$–	$(450,000)	$3,532,000

The Company's financial instruments mainly consist of cash, receivables, short-term investments, other current assets, accounts payable, and accrued expenses. The carrying amounts of cash, receivables, other current assets, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these instruments.

Short Term Investments

Our short-term investments consisting of investments accounted for at fair value and investments accounted for at cost were as follows as of March 31, 2026:

Short term investments at fair value	Cost	Cumulative Unrealized Gains (Losses)	Fair Value
Common stock	$33,150,000	$11,101,483	$44,251,483
Pre-funded warrants	2,850,000	370,500	3,220,500
Non-public warrants	195,000	490,000	685,000
Total	$36,195,000	$11,961,983	$48,156,983

Short-term investments at cost	Cost	Impairment	Adjusted Cost
Common stock	$7,500,000	$–	$7,500,000
Preferred stock	5,000,000	–	5,000,000
Total	$12,500,000	$–	$12,500,000

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

For the Three Months Ended March 31, 2026 and 2025

Accrued Warranty

Fat Shark generally provides a one-year warranty on all of its products, except in certain European countries where it can be two years for some consumer-focused products from the date of shipment. If a defect arises during the warranty period, Fat Shark will either (i) repair the affected product at no charge using new parts or parts that are equivalent to new in performance and reliability; (ii) exchange the affected product with a functionally equivalent product; or (iii) refund the original purchase price for the affected product. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 24 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize the additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying consolidated balance sheets and amounted to $16,514 and $19,602 as of March 31, 2026 and December 31, 2025, respectively.

Rotor Riot does not provide any warranty of any kind for any of the equipment it sells or otherwise distributes. Consumers assume all risk for any products purchased or received from Rotor Riot.

Rotor Lab does not provide any warranty, but does provide for a seven day defect period. Rotor Lab has not had any material defects for products sold.

Effective September 2025, Unusual Machines, the parent company which manufactures motors, has a limited warranty in which it warrants to customers that their products will be free from defects in material and workmanship under normal use and service for up to 90 days. The limited warranty covers manufacturing defects and premature failures and extends only to the original customer and is non-transferrable. The Company did not have any warranty claims as of March 31, 2026.

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

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

For the Three Months Ended March 31, 2026 and 2025

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by revenue type for the period ended:

	March 31, 2026	March 31, 2025
Retail revenue	$777,580	$1,648,270
Enterprise revenue	7,318,256	394,030
Total revenue	$8,095,836	$2,042,300

The Company had sales outside the United States of approximately $0.6 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

Deferred Revenue

Deferred revenue relates to orders placed and payment received, but not yet fulfilled. All deferred revenue is expected to be recognized within one year. Deferred revenue related to orders placed, but not yet fulfilled totaled $672,568 and $638,125 as of March 31, 2026 and December 31, 2025, respectively.

Cost of Goods Sold

Cost of goods sold includes inventory costs which includes an allocation for labor and rent for our manufactured products, direct packaging costs and production related depreciation, if any. Depreciation included in cost of goods sold for the three months ended March 31, 2026 and 2025 was $39,330 and $0, respectively.

Shipping and Handling Costs

Shipping and handling costs incurred for products shipped to customers are included in general and administrative expenses and amounted to $198,642 and $70,161 for the three months ended March 31, 2026 and March 31, 2025, respectively. Shipping and handling costs charged to customers are included in sales.

Research and Development

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs, materials, and are expensed as incurred.

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

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

For the Three Months Ended March 31, 2026 and 2025

Stock-Based Compensation

Stock options are valued using the estimated grant-date fair value method of accounting in accordance with ASC Topic 718, Compensation – Stock Compensation. Fair value is determined based on the Black-Scholes Model using inputs reflecting our estimates of expected volatility based on comparative companies through December 31, 2025, and historical volatility beginning of January 1, 2026, expected term using the simplified method and future dividends. The Company recognizes forfeitures as they occur. The fair value of stock grants is based on our stock price on the date of grant. Compensation costs are recognized on a straight-line basis over the requisite service period which is the vesting term.

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

Foreign Currency

The Company’s wholly owned subsidiary’s functional currency is the Australia dollar (AUD). For financial reporting purposes, the Australia dollar has been translated into the Company’s reporting currency, which is the United States dollar (USD). Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency translations are included in the statement of operations and comprehensive income (loss) as a component of other comprehensive income (loss). There have been no significant fluctuations in the exchange rate for the conversion of Australian dollars to USD after the balance sheet date. Transaction gains and losses from transactions denominated in a foreign currency are recognized in other income (expense) in the statement of operations.

Changes in the cumulative translation adjustments were as follows:

Balance as of December 31, 2025	$3,470

Foreign currency translation adjustment related to Rotor Lab	19,431
Balance as of March 31, 2026	$22,901

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

For the Three Months Ended March 31, 2026 and 2025

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

	For the Three months Ended
	March 31
	2026	2025
Weighted average shares used in computing net income per share of common stock, basic	46,708,842	15,902,473
Add incremental shares:
Unvested restricted stock	1,085,081	–
Stock based awards (options)	340,425	–
Weighted average shares used in computing net income per share of common stock, diluted	48,134,348	15,902,473

The following table presents the potentially dilutive shares that were excluded for the three months ended March 31, 2025, from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

For the Three months Ended
March 31
2025
Unvested stock options	330,000
Unvested restricted stock awards	200,000
Representative warrants	8,500
PIPE warrants	164,473
Total	702,973

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

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

For the Three Months Ended March 31, 2026 and 2025

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

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

For the Three Months Ended March 31, 2026 and 2025

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

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

For the Three Months Ended March 31, 2026 and 2025

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

Note 4 – Inventories

Inventories, which consist solely of raw materials and finished goods was as follows as of March 31, 2026 and December 31, 2025, respectively.

	March 31, 2026	December 31, 2025
Raw materials	$12,193,535	$4,232,774
Finished goods	1,633,654	1,083,874
Total inventory	$13,827,189	$5,316,648

In addition, the Company had prepaid deposits for inventory totaling $13,566,078 and $9,748,483 as of March 31, 2026 and December 31, 2025, respectively.

Note 5 – Other Assets

Other current assets included as of:

	March 31, 2026	December 31, 2025
Prepaid insurance	$520,358	$101,689
Prepaid benefits	75,334	48,606
Prepaid rent	22,934	40,327
Total other current assets	$618,626	$190,622

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

For the Three Months Ended March 31, 2026 and 2025

Non-current other assets primarily include rent security deposits of $184,091 related to the operating leases for the Orlando, FL facilities and the Rotor Lab facility in Australia as of March 31, 2026.

Note 6 – Property and Equipment, net

Property and equipment consist of assets with an estimated useful life greater than one year. Property and equipment are reported net of accumulated depreciation, and the reported values are periodically assessed for impairment. Property and equipment as of:

	March 31, 2026	December 31, 2025
Computer equipment	$22,000	$35,973
Motor production equipment	2,569,855	2,083,354
Office Equipment	231,477	–
Tenant improvements	181,429	149,280
Total Property and Equipment	3,004,761	2,268,607

Accumulated depreciation	(78,813)	(34,716)
Total property and equipment, net	$2,925,948	$2,233,891

Depreciation expense totaled $45,511 and $27,548 for the three months ended March 31, 2026 and 2025, respectively. A total of $39,330 and $0 of depreciation expense was recorded to cost of goods sold in related to the production of motors for the three months ended March 31, 2026 and 2025, respectively. The Company has open commitments of approximately $1.33 million related to the purchase of motor production equipment and $93k related to tenant improvements. These assets are expected to be placed into service during the second quarter of 2026.

Note 7 – Operating Leases

The Company has assumed in the February 2024 business combination of Rotor Riot, a five-year operating lease for approximately 6,900 square feet of warehouse and office space in Orlando, Florida. The lease commenced in November 2023 and expires in October 2028. The Company has valued the ROUA and the associated liability, as of February 16, 2024, at $378,430. Operating lease expense totaled $26,286 and $26,286, respectively for the three months ended March 31, 2026 and 2025. A total of $26,119 was recorded to costs of goods sold for the three months ended March 31, 2026.

In June 2025, Unusual Machines signed a lease agreement for an additional 17,000 square feet of warehouse/office space in Orlando, FL. This space will be used primarily for motor production. The lease commencement date is August 1, 2025 and currently runs through August 21, 2030. The Company has valued the ROUA and the associated liability, as of August 1, 2025, at $973,443. Operating lease expense totaled $67,273 and $0, respectively for the three months ended March 31, 2026 and 2025. A total of $67,273 was recorded to cost of goods sold for the three months ended March 31, 2026.

In October 2025, Unusual Machines signed a lease agreement for an additional 25,000 square feet of warehouse/office space in Orlando, FL. This space will be used primarily for order fulfillment and inventory storage. The lease commencement date is December 1, 2025 and currently runs through December 31, 2030. The Company has valued the ROUA and the associated liability, as of December 1, 2025, at $1,430,522. Operating lease expense totaled $123,359 and $0, respectively for the three months ended March 31, 2026 and 2025. A total of $10,198 was recorded to cost of goods sold for the three months ended March 31, 2026.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

For the Three Months Ended March 31, 2026 and 2025

On December 15, 2025, the Company parent entity entered into a three-year operating lease agreement for an additional 4,500 square feet of space in Orlando, FL. This space will be used for headset production. The lease commenced on January 1, 2026 and expires in December 2028. The Company has valued the ROUA and the associated liability, as of January 1, 2026, at $204,749. Operating lease expense totaled $19,316 and $0, respectively for the three months ended March 31, 2026 and 2025. A total of $18,562 was recorded to cost of goods sold for the three months ended March 31, 2026.

On December 10, 2025, the Company parent entity entered into a three-year operating lease agreement for an additional 9,125 square feet of space in Orlando, FL. This space will be used as the Company’s corporate headquarters. The lease commenced on February 1, 2026 and expires in February 2029. The Company has valued the ROUA and the associated liability, as of February 1, 2026, at $613,657. Operating lease expense totaled $33,309 and $0, respectively for the three months ended March 31, 2026 and 2025.

The Company has assumed in the acquisition of Rotor Lab on September 3, 2025, a three-year operating lease of warehouse and office space in Canberra, Australia. The leased commenced in May 2024 and expires in April 2027. The Company has valued the ROUA and the associated liability, as of September 3, 2025, at $58,524. Operating lease expense totaled $10,364 and $0, respectively for the three months ended March 31, 2026 and 2025.

The Company has no finance leases.

The following is a summary of the operating lease right-of-use assets and liabilities at March 31, 2026 and 2025:

	2026	2025
Operating lease right-of-use assets	$3,704,205	$378,430
Less: accumulated amortization	(430,772)	(72,180)
Operating lease right-of-use assets, as of March 31	3,273,433	306,250

Operating lease liability	3,704,205	378,430
Less: accumulated reduction	(376,378)	(64,534)
Operating lease liability, as of March 31	3,327,827	313,896

Current operating lease liability	714,139	70,654
Non-current operating lease liability	2,613,688	243,242
Total operating lease liability	$3,327,827	$313,896

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

For the Three Months Ended March 31, 2026 and 2025

The following is a summary of future lease payments required under the lease agreement:

Year	Future Lease Payments	Operating Lease Discount	Operating Lease Liability

2026	$782,609	$(244,062)	$538,547
2027	1,029,687	(260,961)	768,726
2028	1,055,065	(206,382)	848,683
2029	703,927	(84,939)	618,988
2030	585,355	(32,471)	552,884
Total	$4,156,642	$(828,815)	$3,327,827

Supplemental Information	UMAC	Rotor Riot	Rotor Lab
Weighted average remaining lease term (in years)	4.67	2.58	1.08
Weighted average discount rate	9.87%	11.49%	11.49%

Note 8 – Goodwill and Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill during the three months ending March 31, 2026. The carrying value of goodwill was $15,596,105 and $15,596,105 as of March 31, 2026 and December 31, 2025 respectively.

Intangible Assets

As of March 31, 2026, the balances of intangible assets were as follows:

	Type	Gross Value	Accumulated Amortization	Net Value
Patents/IP – Fat Shark	Finite-lived	$816,877	$(173,587)	$643,290
Trademark – Rotor Riot	Indefinite-lived	1,480,130	–	1,480,130
Trade name – Rotor Lab	Finite-lived	46,000	(5,367)	40,633
Customer relationships – Rotor Lab	Finite-lived	190,000	(15,833)	174,167
Non-Compete Agreements – Rotor Lab	Finite-lived	233,000	(67,958)	165,042
Total intangible assets, net		$2,766,007	$(262,745)	$2,503,262

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

Amortization expense for the three months ended March 31, 2026 and 2025 was $58,633 and $20,422, respectively.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

For the Three Months Ended March 31, 2026 and 2025

Note 9 – Stockholders’ Equity

Common Stock

2026 Transactions

Common shares for services issued to employees and directors

On January 2, 2026, the Company issued 70,000 restricted shares of common stock to certain employees of the Company. The shares of restricted stock were granted under the Company’s 2022 Equity Incentive Plan. The restricted shares issued to employees are subject to pro-rata forfeiture over a four-year period. The shares were valued at $13.57 per share, which was the quoted trading price of the Company’s common stock on the date of grant, respectively, for a total of $949,900 to be recognized as stock compensation expense pro-rata over the vesting period.

On January 23, 2026, the Company issued 550,000 restricted shares of common stock to executive officers of the Company. The shares of restricted stock were granted under the Company’s 2022 Equity Incentive Plan. The restricted shares issued to executive officers are subject to pro rata forfeiture through December 31, 2026. The shares were valued at $16.70 per share, which was the quoted trading price of the Company’s common stock on the date of grant, respectively, for a total of $9,185,000 to be recognized as stock compensation expense pro-rata over the vesting period.

On January 23, 2026, the Company issued 120,000 restricted shares of common stock to certain employees of the Company. The shares of restricted stock were granted under the Company’s 2022 Equity Incentive Plan. The restricted shares issued to employees are subject to pro-rata forfeiture over a four-year period. The shares were valued at $16.70 per share, which was the quoted trading price of the Company’s common stock on the date of grant, respectively, for a total of $2,004,000 to be recognized as stock compensation expense pro-rata over the vesting period.

On March 13, 2026, the Company issued 5,883 shares of common stock related to vested restricted stock units for our certain board members. The restricted stock units are valued at $20.40 per share, the closing price of our common stock as of the date of the grant, for a total value of $120,013 and expensed on the grant date.

Common shares issued for services

On January 2, 2026, the Company issued 40,000 restricted shares of common stock to a consultant for service performed. The shares of restricted stock were granted under the Company’s 2022 Equity Incentive Plan. The restricted shares issued to the consultant are subject to pro-rata forfeiture over a two-year period. The shares were valued at $13.57 per share, which was the quoted trading price of the Company’s common stock on the date of grant, respectively, for a total of $542,800 to be recognized as stock compensation expense pro-rata over the vesting period.

Common shares issued related to option exercises

During the three months ended March 31, 2026, several employees of the Company exercised 74,600 of their vested stock options in which the Company issued 74,600 shares of common stock related to these exercises. The Company received total cash proceeds of $260,334 related to the exercise of the stock options.

Common shares issued related to warrant exercises

On January 9, 2026 the Company issued 350,000 shares of common stock related to warrant holders exercising their warrants. The Company received gross proceeds of $3,395,000 related to the warrant exercises. The Company cancelled the 350,000 warrants upon issuance of the common shares.

Common shares issued related to public offering

On March 19, 2026, in a confidentially marketed public offering the Company sold 8,823,529 shares of common stock at $17.00 per share resulting in gross proceeds of $149,999,993, prior to the payment of placement fees of $10,500,000 and $700,000 of other offering expenses resulting in net proceeds of $138,799,993.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

For the Three Months Ended March 31, 2026 and 2025

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

Note 10 – Share Based Awards

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

Stock Options

The 2022 Equity Incentive Plan (the “Plan”) allows the Company to incentivize key employees and directors with long term compensation awards such as stock options, restricted stock, and other similar types of awards. The Plan is authorized to issue up to 15% of the outstanding shares on a fully diluted basis giving effect to the exercise and conversion of all outstanding common stock equivalents issued outside of the Plan. In addition, the Plan has an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2025 and ending in 2032 equal to the lesser of (a) five percent (5%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our board of directors. The Plan allows for awards to be issued up to a contractual maximum term of 10 years from the grant date. As of March 31, 2026, the Plan is authorized to issue up to 8,983,338 of awards, with 3,654,703 shares available for issuance.

During the three months ended March 31, 2026 and 2025, the Company’s board of directors approved the grant of 90,000 and 0, respectively of stock options under the Plan to certain employees. The stock options are subject to certain vesting provisions. Standard vesting on stock options have a six-month cliff vesting in which the first two quarters vest at the six-month mark and quarterly thereafter over a total of four years, however, certain stock options may have immediate vesting or shorter periods as approved. Stock options contractual term range from 5 to 10 years.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

For the Three Months Ended March 31, 2026 and 2025

The following table presents the activity for stock options outstanding:

	Non-Qualified Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2025	739,684	$6.50	6.25	$–
Granted	90,000	16.70	–	–
Forfeited/canceled	(31,250)	3.55	–	–
Exercised	(74,600)	3.49	–	664,706
Outstanding – March 31, 2026	723,834	$8.25	5.58	$3,006,286
Exercisable – March 31, 2026	69,708	$5.67	5.72	$469,029

The range of assumptions used to calculate the fair value of options granted during the period ended March 31, 2026 was:

2026
Exercise Price	$16.70
Stock Price on date of grant	$16.70
Risk-free interest rate	3.72%
Dividend yield	–
Expected term (years)	3.57
Volatility	151.00%

The total grant date fair value of stock options granted was $1,287,801 and $0 during the three months ended March 31, 2026 and 2025, respectively. The Company recognized $291,412 and $22,940 in stock-based compensation expense related to stock options during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $4,023,011 of unrecognized stock-based compensation expense related to unvested stock options to be recognized over the remaining vesting term through 2030.

Restricted Stock

Restricted stock awards are equity grants in which the Company issues restricted common stock awards as of the grant date which are subject to certain vesting and clawback provisions. Restricted stock units are equity grants in which the Company issues a restricted stock unit subject to vesting requirements and common stock is not issued until the vesting requirements have been met. The following table presents the activity for restricted stock awards and restricted stock units outstanding:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value - RSA	Restricted Stock Units	Weighted Average Grant Date Fair Value - RSU
Unvested - December 31, 2025	525,000	$9.67	–	$–
Granted	785,883	16.29	–	–
Forfeited/canceled	–	–	–	–
Vested	(207,966)	12.91	–	–
Unvested – March 31, 2026	1,102,917	$9.08	–	$–

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

For the Three Months Ended March 31, 2026 and 2025

The total value of restricted stock and restricted stock units was $12,801,713 and $6,402,517 granted during the three months ended March 31, 2026 and 2025, respectively. The Company recognized $3,648,567 and $1,883,432 in stock-based compensation expense related to restricted stock and restricted stock units during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $13,866,825 of unrecognized stock-based compensation expense related to unvested restricted stock to be recognized over the remaining vesting term through 2030.

Warrants

The following table presents the activity for warrants outstanding as of March 31, 2026:

Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding - December 31, 2025	350,000	$9.70
Granted	–	–
Forfeited/cancelled/restored	–	–
Exercised	(350,000)	9.70
Outstanding – March 31, 2026	–	$–

On January 9, 2026, 350,000 warrants were exercised related to the July 2025 Registered Direct Offering and the Company received proceeds of $3,395,000.

Note 11 – Related Party Transactions

On April 30, 2024 (“Grant Date”), the Company has been a party to a two-year Management Services Agreement (the “Agreement”) with 8 Consulting LLC (the “Consultant”) for the services of our Chief Executive Officer, Dr. Allan Evans. The Agreement allows Dr. Evans to receive favorable tax benefits as a resident of the Commonwealth of Puerto Rico who performs such services in Puerto Rico. Pursuant to the Agreement, Dr. Evans performs the duties and responsibilities that are customary for a chief executive officer of a public company similar to the Company.

The Consultant received a $250,000 fee per year, until October 2025 at which time it was increased to $300,000 per year, payable in monthly installments. On April 1, 2026, the Compensation Committee renewed the Consultants contract for an additional two years and increased the annual fee to $350,000.

On March 13, 2026, the Company issued 1,961 vested shares of common stock to each of three of its independent directors as compensation for the three months ended March 31, 2026; the fourth independent director elected to receive cash compensation. The shares were valued at an aggregate of $120,013 and were immediately recognized as stock compensation expense.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

For the Three Months Ended March 31, 2026 and 2025

On April 1, 2026, the Company paid $217,943 to its investment committee, which includes the CEO and two independent Directors of the Company. The payment is based on a 1% per committee member based on the realized gains during the previous quarter.

In January 2026, the Company received a $2.1 million order from Teal Drones, which is a subsidiary of Red Cat. Red Cat is a related party as Jeff Thompson is the Chief Executive Officer of Red Cat and is also on the Board of Directors of Unusual Machines. The order is expected to be delivered in the first half of 2026 and includes several different drone components manufactured and sourced from the Company. The Company recognized approximately $0.7 million in revenue from this related party for the three months ended March 31, 2026. The Company had related party receivables of $0.4 million as of March 31, 2026

Note 12 – Commitments and Contingencies

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

On December 10, 2025, the Company entered into a three-year operating lease agreement for an additional 9,125 square feet of space in Orlando, FL. This space will be used as the Company’s corporate headquarters. The lease commenced on February 1, 2026 and expires in February 2029.

On December 15, 2025, the Company entered into a three-year operating lease agreement for an additional 4,500 square feet of space in Orlando, FL. This space will be used for headset production. The lease commenced on January 1, 2026 and expires in December 2028.

Note 13 – Subsequent Events

Equity Grants to Employees & Consultants

In April 2026, the Company granted certain employees common stock options. The Company issued a total of 190,000 stock options to employees. The shares were valued at $12.34, which was the quoted trading price of the Company’s common stock on the date of the grant. All shares and options vest in quarterly installments over a four-year period starting from the grant date.

Definitive Agreement to acquire Upgrade Energy

On May 7, 2026, the Company signed a definitive agreement to acquire DroneNX, LLC which operates as Upgrade Energy (“Upgrade Energy”), a manufacturer of battery and power systems solutions for unmanned aerial systems. The transaction purchase price is estimated at $52.0 million, which includes (i) a fixed quantity of 1,792,012 shares of the Company’s common stock at $13.9508 per share which was based on the preceding 5 day volume weighted average share price of the Company’s common stock prior to signing the definitive agreement, which is estimated to be approximately $25.0 million, which could be subject to change based on the Company’s common stock price at the time of closing, (ii) $1.0 million in cash upon closing of the transaction, and (iii) up to an additional $26.0 million in cash contingent on the Company recognizing $10.0 million in revenue related to internally manufactured batteries during the first two years after the acquisition closing date. The acquisition is subject to customary closing conditions, including Upgrade Energy completing their financial audit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 12, 2026. The following discussion contains forward-looking statements that are subject to risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report and of our Annual Report on Form 10-K for the year ended December 31, 2025, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Unusual Machines, Inc. and its subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

Recent Developments

Confidentially Marketed Public Offering

On March 23, 2026, we completed a confidentially marketed public offering in which we sold 8,823,529 shares of common stock at $17.00 per share resulting in gross proceeds of approximately $150.0 million, prior to payment of placement agent fees of $10.5 million, and 0.7 million in other offering expenses resulting in net proceeds of approximately $138.8 million. We intend to use the net proceeds from the offering to acquire additional inventory, working capital needs and general corporate purposes.

Inventory Purchase

During the month of May, we are initiating purchase orders of inventory estimated to be approximately $75.0 million to secure materials and inventory across our drone component product lines. We are continuing to see significant demand increase across the industry and these purchase orders help position the Company and its inventory availability to meet customer demand through supply chain planning. These purchases are expected to be made over the next several months.

Definitive Agreement to acquire Upgrade Energy

On May 7, 2026, we signed a definitive agreement to acquire DroneNX, LLC which operates as Upgrade Energy (“Upgrade Energy”), a manufacturer of battery and power systems solutions for unmanned aerial systems. The transaction purchase price is estimated at $52.0 million, which includes (i) a fixed quantity of 1,792,012 shares of the Company’s common stock at $13.9508 per share which was based on the preceding 5 day volume weighted average share price of the Company’s common stock prior to signing the definitive agreement, which is estimated to be approximately $25.0 million, which could be subject to change based on the Company’s common stock price at the time of closing, (ii) $1.0 million in cash upon closing of the transaction, and (iii) an additional $26.0 million in cash based on the Company recognizing $10.0 million in revenue related to internally manufactured batteries during the first two years after the acquisition closing date. The acquisition is subject to customary closing conditions, including Upgrade Energy completing their financial audit.

The acquisition adds battery expertise to our domestic manufacturing and engineering capabilities, adds additional drone components to our product mix, and strengthens our overall domestic supply chain and manufacturing capabilities.

Results of operations

Three Months Ended March 31, 2026 and 2025

Revenue

During the three months ended March 31, 2026 we generated revenues totaling $8,095,836 compared to $2,042,300 during the three months ended March 31, 2025, representing an increase of $6,053,536 or 296%. The increase in revenue over the last 12 months primarily relates to the increase and establishment of our B2B business and revenue related to our NDAA and Blue UAS products. Our B2B revenue was $7,318,256 for the three months ended March 31, 2026 compared to $34,030 for the three months ended March 31, 2025.. See Note 2 to our Consolidated Financial Statements We recently started manufacturing production on certain products including drone motors and we continue to see significant increased interest and demand in our manufactured products in the first quarter and the remaining of 2026. We expect our revenue to continue to grow quarter over quarter in 2026 as we continue to build out our capacity including our manufacturing facilities and products as well increasing our staffing to handle additional demand from the market.

Cost of Goods Sold

During the three months ended March 31, 2026, our cost of goods sold was $5,441,729 compared to $1,545,493 during the three months ended March 31, 2025, resulting in an increase of $3,896,236 or 252%. Cost of goods sold primarily relate to product costs from our sales, but also include certain shipping and other direct product costs including tariffs. During the first quarter of 2026, cost of goods sold also include direct payroll costs, a portion of rent expense and depreciation expense related to our manufactured products. We did not incur these costs in 2025 as we did not have manufactured products at that time. The increase in cost of goods sold is primarily driven by the increase in our revenue and growth in B2B sales. We expect our total cost of goods sold to increase in 2026 in conjunction with our revenue increases as we sell additional product.

Gross Profit

During the three months ended March 31, 2026, our gross profit was $2,654,107 compared to $496,807 during the three months ended March 31, 2025, resulting in an increase of $2,157,300 or 434%. Our gross margin, as a percentage of sales, totaled 32.8% during the three months ended March 31, 2026, compared to 24.3% during the three months ended March 31, 2025. While the margins we generated during the year are in line with our expectations and normal operating margins, we do anticipate continued fluctuations in our manufactured products into 2026 as we continue to improve our manufacturing process and become more efficient. We anticipate our gross margins to have fluctuations in 2026 as we start scaling our manufacturing process. We anticipate our gross margins will have a decline in the first two quarters of 2026 as we bring on and train our staff, work to scale production, increase to multiple shifts, and build out efficiencies. We anticipate our margins will improve in the second half of 2026 as we have more trained staff and efficient processes and as we bring on our highly-automated production line for motors.

Operating Expenses

During the three months ended March 31, 2026, operations expenses totaled $1,948,899 compared to $302,602 during the three months ended March 31, 2025, resulting in an increase of $1,646,297 or 544%. Operations expenses primarily relate to our direct operations including our warehouse personnel and warehouse expenses. In addition, we have started incurring additional operations related expenses as we start incurring non-product costs related to our motor production and headset facilities. We expect our operations expense to increase as we continue to hire additional staff to support our operations including engineering staff to help improve process and gain efficiencies. We are also setting up our headset factory and anticipate building out a battery facility and camera facility in the second half of 2026.

During the three months ended March 31, 2026, research and development expenses totaled $91,143 compared to $7,903 for the three months ended March 31, 2025, resulting in an increase of $83,240 or 1,053%. Research and development expense primarily relates to new product development as we continue to partner with manufacturers to bring drone component manufacturing to the United States. We expect our research and development expenses to increase some as we continue to build out our products, however, we do not anticipate a significant growth as compared to revenue and other costs.

During the three months ended March 31, 2026, selling and marketing expenses totaled $580,039 compared to $207,616 for the three months ended March 31, 2025, resulting in an increase of $372,423 or 179%. Sales and marketing expenses primarily relate to advertising spend related to Rotor Riot, marketing events and payroll expenses for our sales and marketing team. The increase relates mainly to adding additional staffing to our sales and marketing team. We anticipate our sales and marketing costs to increase in 2026 related to building out our enterprise sales team, however, we expect these increases to be at a lower rate than our revenue and other expenses as our enterprise sales are more dedicated efforts, while our retail revenue is driven off of advertising sales.

During the three months ended March 31, 2026, general and administrative expenses totaling $7,228,201 compared to $3,225,904 for the three months ended March 31, 2025, resulting in an increase of $4,002,297 or 124%. General and administrative expenses incurred include expenses related to operations for a public company including legal and other professional fees, public company insurance expense, and other costs associated with being public. We’ve also increased our headcount to support our growth which includes building out our accounting, HR, and facilities staff. The above amount includes $3,939,979 in non-cash stock compensation expense during the first three months of 2026 as compared to $1,906,373 during 2025. We expect our general and administrative expenses to increase during 2026 as we continue to build out our infrastructure with additional hires and systems. We also anticipate things like professional fees and other expenses related to being a public company to increase. In addition, we anticipate our non-cash stock compensation expense to be higher in 2026. We do not anticipate the increase in our general and administrative expenses to increase at the same rate as our revenue as we start to gain operational efficiencies at scale.

Other Income (Loss)

During the three months ended March 31, 2026, other income totaled $17,541,980 compared to $1,532 during the three months ended March 31, 2025, resulting in an increase of $17,540,448. This increase relates primarily to our unrealized gain from short term investments of $9,492,076, realized gain from short term investments of $7,264,743, and increase in interest income of $790,546.

Operating Income (Loss)

Our operating loss for the three months ended March 31, 2026 was $7,258,987, compared to an operating loss for the three months ended March 31, 2025 of $3,267,811. This increase followed our rapid expansion as we began to apply the cash we had raise to the expansion of our drone components business.

Cash Flows

Operating Activities

Net cash used in operating activities was $17,412,987 during the three months ended March 31, 2026, compared to net cash used in operating activities of $1,193,628 during the three months ended March 31, 2025, representing an increase of $16,219,359. The increase was primarily attributable to changes in working capital, including increase in inventory of $8,510,541, prepaid and deposits for inventory of $3,817,595, accounts receivable of $1,817,598, and a decrease in accounts payable and accrued expenses of $435,307 . The Company recorded unrealized gains on short term investments of $9,492,076 and realized gains of $7,264,743, which were partially offset by share-based compensation expense of $3,939,979.

Investing Activities

Net cash used in investing activities was $5,383,494 during the three months ended March 31, 2026 compared to net cash used in operating activities of $0 during the three months ended March 31, 2025. This increase consisted of $17,500,000 used in our strategic short term investments, $698,237 in purchases of property and equipment, partially offset by proceeds from sales of short term investments of $12,814,743

Financing Activities

Net cash provided by financing activities totaled $142,455,327 during the three months ended March 31, 2026, compared to $2,436,966 during the three months ended March 31, 2025, resulting in an increase in net cash provided by financing activities of $140,018,362 or 5,745%. Our first quarter 2026 proceeds are from a public offering of common shares of $149,999,993 offset by offering costs of $11,200,000 and proceeds from warrant exercises of $3,395,000

Liquidity and capital resources

As of March 31, 2026, we had current assets totaling $315,205,571 primarily consisting of cash balances of $222,939,674, investments of $60,656,983, inventory of $13,827,189 and deposits for inventory of $13,566,078. Our current liabilities as of March 31, 2026 totaled $2,458,193, primarily consisting of accounts payable and accrued expenses of $1,071,486 and deferred revenue and current operating lease liability of $1,386,707. Our net working capital as of March 31, 2026 was $312,747,378. Subsequent to March 31, 2026, we placed inventory orders of approximately $75 million.

On January 9, 2026, we received $3,395,000 in proceeds related to the 350,000 warrants that were exercised from the July 2025 Registered Direct Offering.

On March 23, 2026, we completed a public offering for the sale of 8,823,529 shares of Common Stock at a price of $17.00 per share for aggregate gross proceeds of approximately $150.0 million before deducting fees to the placement agent and other expenses payable by us in connection with the offering. We retained approximately $138.8 million in net proceeds after offering expenses.

We believe that our existing cash balances will be sufficient to fund our current operating plans through more than the next 12 months.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2026.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2026, our internal control over financial reporting were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes In Controls Over Financial Reporting

During the quarter ended March 31, 2026, the Company continued to strengthen its internal controls including the implementation of advanced inventory modules within NetSuite for its financial and transactional reporting. In addition, the Company has successfully hired additional staff within the accounting, finance, and human resource functions and the Company has updated their process documentation for financial reporting. These changes and documentation of our internal controls have remediated the previously disclosed material weaknesses in internal controls which includes sufficient segregation of duties within accounting functions and having written documentation of our internal control policies and procedures.

Other than as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business.

Item 1A.	Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 as well as the risks we identified under the Special Note Regarding Forward-Looking Statements earlier in this Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2026, the Company issued 550,000 restricted shares of common stock to executive officers of the Company. The shares of restricted stock were granted under the Company’s 2022 Equity Incentive Plan. The restricted shares issued to executive officers are subject to pro rata forfeiture through December 31, 2026.

On March 13, 2026, the Company issued 1,961 shares of common stock to each of three of its independent directors as compensation for the three months ended March 31, 2026.

The shares issued above were exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) thereunder.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2026.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K, except for Allan Evans, the Company’s Chief Executive Officer terminated his 10b5-1 Plan on March 16, 2026.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed/ Furnished Herewith	Form	Exhibit No.	Filing Date
1.1	Capital on DemandTM Sales Agreement		8-K	1.1	8/29/25
2.1	Agreement and Plan of Merger by and between Unusual machines, Inc., a Puerto Rico corporation and Unusual machines, Inc., a Nevada corporation		8-K	2.1	4/23/24
3.1	Articles of Incorporation		8-K	3.1	4/23/24
3.2	Amended and Restated Bylaws		8-K	3.1	10/8/24
3.2(a)	Amendment No. 1 to Amended and Restated Bylaws		8-K	3.1	2/5/25
3.2(b)	Second Amendment to the Amended and Restated Bylaws		8-K	3.1	1/29/26
3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock		8-K	3.1	7/22/24
3.3(a)	Certificate of Withdrawal for Series A Convertible Preferred Stock		10-K	3.3(a)	3/12/26
3.4	Certificate of Designation of Series B Convertible Preferred Stock		8-K	3.3	4/23/24
3.4(a)	Certificate of Withdrawal for Series B Convertible Preferred Stock		10-K	3.4(a)	3/12/26
3.5	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock		8-K	3.1	8/22/24
3.5(a)	Certificate of Withdrawal for Series C Convertible Preferred Stock		10-K	3.5(a)	3/12/26
4.1	Placement Agent Warrant, issued to Dominari Securities LLC		8-K	4.1	5/7/25
10.1	Agreement and Plan of Merger and Reorganization dated February 1, 2025		8-K	10.1	2/4/25
10.2	Placement Agency Agreement, dated as of May 5, 2025, by and between Unusual Machines, Inc. and Dominari Securities, LLC		8-K	10.1	5/7/25
10.3	Form of Restricted Stock Agreement		8-K	10.1	5/21/25
10.4	Lease Agreement, dated June 4, 2025, between Unusual Machines, Inc. and Icon FL Orlando Industrial Owner Pool 5 GA/FL, LLC		8-K	10.1	6/10/25
10.5	Rotor Lab Pty Ltd Share Purchase Agreement, dated June 12, 2025		8-K	10.1	6/13/25
10.6	Form of Securities Purchase Agreement		8-K	10.1	7/15/25
10.7	Placement Agency Agreement		8-K	10.2	7/15/25
10.8	Placement Agent Warrant, issued to Dominari Securities LLC		8-K	10.3	7/15/25
10.9	Amended and Restated 2022 Equity Incentive Plan #		S-8	4.1	2/13/26
10.10	Placement Agency Agreement, dated as of March 19, 2026, by and among Unusual Machines, Inc., Dominari Securities, LLC and JonesTrading Institutional Services LLC		8-K	10.1	3/23/26
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(3)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(3)
101.INS	Inline XBRL Instance Document	(1)
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	(1)

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

May 14, 2026

