Form 10-Q
period 2026-06-30
Unusual Machines, Inc.
filed 2026-08-06
CIK 1956955

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, 49,956,505 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include the factors set forth in our Prospectus Supplement dated March 19, 2026 and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Unusual Machines, Inc.

Consolidated Condensed Balance Sheets

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$229,598,776	$103,261,397
Short-term investments at fair value	39,273,449	39,214,909
Short-term investment at cost	47,500,000	–
Accounts receivable	9,333,235	1,564,739
Related party accounts receivable	1,278,160	214,684
Inventories	21,914,332	5,316,648
Prepaid inventory	20,543,732	9,748,483
Other current assets	1,134,261	190,622
Total current assets	370,575,945	159,511,482

Non-current assets:
Property and equipment, net	2,711,375	2,233,891
Operating lease right-of-use assets	3,090,057	2,607,256
Other assets	3,067,056	197,785
Goodwill	15,596,105	15,596,105
Intangible assets, net	2,452,610	2,561,895
Total non-current assets	26,917,203	23,196,932

Total assets	$397,493,148	$182,708,414

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,863,569	$1,506,793
Deferred revenue	286,056	638,125
Operating lease liability	735,521	456,429
Contingent consideration	3,000,000	2,847,000
Total current liabilities	6,885,146	5,448,347

Non-current liabilities
Deferred tax liability	146,772	146,772
Operating lease liability – less current portion	2,420,493	2,173,626
Total non-current liabilities	2,567,265	2,320,398
Total liabilities	9,452,411	7,768,745

Commitments and contingencies (See note 12)

Stockholders’ equity:
Common stock - $0.01 par value, 500,000,000 authorized and 49,956,505 and 37,759,911 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	499,568	377,596
Additional paid in capital	440,110,645	229,665,735
Accumulated deficit	(52,607,690)	(55,107,131)
Accumulated other comprehensive income	38,214	3,470
Total stockholders’ equity	388,040,737	174,939,670

Total liabilities and stockholders’ equity	$397,493,148	$182,708,414

See accompanying unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenues	$16,722,467	$2,123,970	$24,818,304	$4,166,270

Cost of goods sold	10,920,334	1,329,291	16,362,063	2,874,784

Gross Margin	5,802,134	794,679	8,456,241	1,291,486

Operating Expenses
Operations	1,540,919	404,277	3,367,620	706,879
Research and development	430,759	62,731	644,101	70,633
Sales and marketing	790,012	302,358	1,370,051	509,975
General and administrative	10,799,261	7,195,193	18,027,462	10,421,097
Depreciation and amortization	75,324	20,593	140,137	41,186
Total operating expenses	13,636,276	7,985,152	23,549,371	11,749,770

Loss from operations	(7,834,143)	(7,190,473)	(15,093,130)	(10,458,284)

Other income and (expense)
Interest income	1,820,162	225,734	2,612,240	227,266
Unrealized gain (loss) from investments	(3,883,535)	–	5,608,541	–
Realized gain from investments	2,267,931	–	9,532,673	–
Change in contingent consideration for Rotor Lab	(153,000)	–	(153,000)	–
Loss from foreign currency transactions	(687)	–	(7,235)	–
Interest expense	(281)	–	(648)	–
Other income, net	50,590	225,734	17,592,571	227,266

Net income (loss)	$(7,783,553)	$(6,964,739)	$2,499,441	$(10,231,018)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Net income (loss)	(7,783,553)	(6,964,739)	2,499,441	(10,231,018)

Foreign currency translation adjustment	15,314	–	34,744	–

Comprehensive income (loss)	$(7,768,239)	$(6,964,739)	$2,534,185	$(10,231,018)

Net income (loss) per share
Basic	$(0.16)	$(0.32)	$0.06	$(0.54)
Diluted	$(0.16)	$(0.32)	$0.06	$(0.54)

Weighted average common shares outstanding
Basic	48,611,102	21,771,954	44,125,630	18,853,428
Diluted	48,611,102	21,771,954	44,775,513	18,853,428

See accompanying unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Income	Equity
Balance, December 31, 2024	15,122,018	$151,221	$50,580,235	$(35,913,514)	$–	$14,817,942

Issuance of common shares, equity incentive plan	483,546	4,835	(4,835)	–	–	–
Cash exercise of warrants	1,224,606	12,246	2,424,720	–	–	2,436,966
Stock compensation expense - vested stock	–	–	1,883,433	–	–	1,883,433
Stock compensation expense	–	–	22,940	–	–	22,940
Net loss	–	–	–	(3,266,279)	–	(3,266,279)
					–
Balance, March 31, 2025	16,830,170	$168,302	$54,906,493	$(39,179,793)	$–	$15,895,002

Issuance of common shares, employees, officers, and directors	208,336	2,082	(2,082)	–	–	–
Issuance of common shares, option exercises	94,650	947	366,923	–	–	367,870
Issuance of common shares, consulting services	4,630	46	(46)	–	–	–
Issuance of common shares, advisory board	150,000	1,500	(1,500)	–	–	–
Issuance of common shares, public offering	8,000,000	80,000	36,416,000	–	–	36,496,000
Stock compensation expense - options	–	–	576,831	–	–	576,831
Stock compensation expense - vested stock	–	–	4,936,497	–	–	4,936,497
Net loss	–	–	–	(6,964,739)	–	(6,964,739)

Balance, June 30, 2025	25,287,786	$252,877	$97,199,116	$(46,144,532)	$–	$51,307,461

Balance, December 31, 2025	37,759,911	$377,596	$229,665,734	$(55,107,131)	$3,470	$174,939,670

Issuance of common shares, employees, officers, and directors	745,883	7,460	(7,460)	–	–	–
Issuance of common shares, option exercises	74,600	747	259,587	–	–	260,334
Issuance of common shares, consulting services	40,000	400	(400)	–	–	–
Issuance of common shares, confidentially marketed public offering, net of offering costs	8,823,529	88,235	138,711,758	–	–	138,799,993
Issuance of common shares, warrant exercise	350,000	3,500	3,391,500	–	–	3,395,000
Stock compensation expense - options	–	–	291,412	–	–	291,412
Stock compensation expense - vested stock	–	–	3,648,567	–	–	3,648,567
Net income	–	–	–	10,282,994	–	10,282,994
Foreign Currency Translation	–	–	–	–	19,431	19,431

Balance, March 31, 2026	47,793,923	$477,938	$375,960,697	$(44,824,137)	$22,901	$331,637,400

Issuance of common shares, employees, officers, and directors	8,352	83	(83)	–	–	–
Issuance of common shares, option exercises	46,230	467	326,784	–	–	327,251
Issuance of common shares, advisory board	108,000	1,080	(1,080)	–	–	–
Issuance of common shares, at-the-market offering, net of issuance costs	2,000,000	20,000	58,178,764	–	–	58,198,764
Stock compensation expense - options	–	–	2,178,041	–	–	2,178,041
Stock compensation expense - vested stock	–	–	3,467,522	–	–	3,467,522
Net loss	–	–	–	(7,783,554)	–	(7,783,553)
Foreign Currency Translation	–	–	–	–	15,314	15,314

Balance, June 30, 2026	49,956,505	$499,568	$440,110,645	$(52,607,690)	$38,214	$388,040,737

See accompanying unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$2,499,441	$(10,231,018)
Depreciation and amortization	140,137	41,186
Stock-based compensation expense	9,585,542	7,419,701
Unrealized gain on short-term investments	(5,608,541)	–
Realized gain on short-term investments	(9,532,673)	–
Bad debt	–	12,146
Amortization of right of use asset	(490,971)	–
Change in assets and liabilities:
Accounts receivable	(8,831,972)	(118,959)
Inventories	(16,597,684)	(273,614)
Prepaid inventory	(10,795,249)	(409,864)
Other assets	(943,639)	(151,547)
Accounts payable and accrued expenses	1,356,776	(60,038)
Operating lease liabilities	525,959	(32,660)
Contingent consideration	153,000	–
Deferred revenue	(352,069)	(57,682)
Net cash used in operating activities	(38,891,945)	(3,862,349)

Cash flows from investing activities
Investments in short-term securities	(52,500,000)	–
Proceeds from sale of short-term investments	20,082,674	–
Purchase of property and equipment	(508,336)	(262,751)
Deposits for property and equipment	(2,861,101)	–
Net cash used in investing activities	(35,786,762)	(262,751)

Cash flows from financing activities:
Gross proceeds from issuance of common shares, public offering	149,999,993	40,000,000
Gross proceeds from issuance of common shares, at the market	60,000,000	–
Proceeds from option exercises	587,584	367,870
Proceeds from issuance of common shares, warrant exercises	3,395,000	2,436,966
Common share issuance offering costs	(13,001,236)	(3,504,000)
Net cash provided by financing activities	200,981,341	39,300,836

Net increase in cash	126,302,635	35,175,736
Effect of exchange rates changes on cash	34,744	–
Cash, beginning of period	103,261,397	3,757,323

Cash, end of period	$229,598,776	$38,933,059

See accompanying unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

June 30, 2026

(Unaudited)

Note 1 – Organization and nature of business

Unusual Machines, Inc. (“the Company”) is a Nevada corporation engaged in the commercial drone industry.

On September 3, 2025, the Company acquired Rotor Lab Pty. Ltd., an Australian company (“Rotor Lab). See Note 3 for additional information.

Note 2 – Summary of significant accounting policies

Basis of Presentation

The consolidated condensed financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted from this Quarterly Report, as is permitted by such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026. The results for any interim period are not necessarily indicative of results for any future period. Prior-year and current-year year-to-date amounts have been conformed to the current presentation where applicable. These reclassifications affect only the presentation of operating expenses among departments and had no impact on total operating expenses, operating loss, net loss, earnings (loss) per share, total assets, liabilities, stockholders' equity, or cash flows.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries including UMAC IP Holdings Corp., Unusual Machines of Florida, Inc, Fat Shark, Rotor Riot and Rotor Lab since acquired on September 3, 2025. Intercompany transactions and balances have been eliminated upon consolidation.

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

The financial statements include some amounts that are based on management's best estimates and judgments. Significant estimates reflected in these consolidated condensed financial statements include those used to (i) determine stock-based compensation, (ii) the fair value of assets acquired and liabilities assumed in business combinations, the fair value of shares issued as consideration and the fair value of contingent consideration in business combinations, (iii) reserves and allowances related to accounts receivable, and inventory, (iv) the evaluation of long-lived assets, including intangibles and goodwill, for impairment, (v) the fair value of lease liabilities and related right of use assets, (vi) the fair value of short-term investments including the value of unexercised warrants received, (vi) the warranty liability and sales returns reserves, and (vii) the deferred tax asset valuation allowance.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

June 30, 2026

(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash deposits in multiple commercial banks and financial services companies. These financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. At June 30, 2026 and December 31, 2025, the Company had approximately $229.1 million and $103.0 million, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of the financial institutions with which it invests.

Accounts Receivable, net

The Company carries its accounts receivable at invoiced amounts. The Company follows ASC 326, Financial Instruments – Credit Losses and has early adopted in fiscal year 2025, ASU 2025-05, under which the Company evaluates all credit losses as of the reporting date. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses based on a history of past write-offs and collections and current credit conditions. Accounts are written-off as uncollectible at the discretion of management. At June 30, 2026 and December 31, 2025, the Company considers accounts receivable to be fully collectible; accordingly, no allowance for credit losses has been established.

Short-Term Equity Investments at Fair Value

The Company measures its investments in equity securities, consisting of common stock, preferred stock, and non-public warrants at fair value with unrealized changes in value recognized in net income (loss) per ASC 321. The Company holds less than a 5% equity interest in each of the companies it invested in as of June 30, 2026.

Short-Term Equity Investments at Cost

The Company measures its investment in privately held companies without readily determinable fair values using the Measurement Alternative per ASC 321. Investments are recorded at cost and subsequently adjusted only when there is an observable transaction or impairment under the Measurement Alternative.

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

Property and equipment, net

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided utilizing the straight-line method over the estimated useful lives which includes computer and office equipment of three to five years, motor production equipment of ten to fifteen years and tenant improvements of five to fifteen years.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

June 30, 2026

(Unaudited)

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

Goodwill and Long-lived Assets

Goodwill represents the future economic benefit arising from other assets acquired in an acquisition that are not individually identified and separately recognized. The Company tests goodwill for impairment in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other, (“ASC 350”). Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. ASC 350 provides that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if an entity concludes otherwise, then it is required to perform an impairment test. The impairment test involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than book value, then an impairment loss is recognized in an amount equal to the amount that the book value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. No impairment loss on goodwill was recognized during the six months ended June 30, 2026 and 2025, respectively.

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

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

June 30, 2026

(Unaudited)

The Company reviews long-lived assets, including tangible assets and other intangible assets with definitive lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets”. ASC 360 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. Amortizable intangible assets are assessed for impairment upon triggering events that indicate that the carrying value of an asset may not be recovered. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the intangible assets. No impairment charges were recorded by the Company during the six months ended June 30, 2026 and 2025, respectively.

The Company has certain indefinite-lived trademark assets that are reviewed for impairment by first performing a qualitative analysis in accordance with ASC 350-30 to determine whether it is more likely than not that the fair value of the indefinite-lived asset is less than its carrying value. If based on this assessment, management determines that impairment is not more than likely, then no further quantitative testing is required. However, if performing a qualitative analysis determines that is more likely than not that the fair value is less than its carrying value, then a quantitative analysis is performed in accordance with ASC 350-30-35, which occurs annually in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the associated asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. The Company performed only a qualitative analysis for 2025. The Company did not record an impairment during the six months ended June 30, 2026 and 2025, respectively related to the indefinite-lived assets.

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

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

June 30, 2026

(Unaudited)

The following table details the fair value measurements of the Company’s financial assets and liabilities as of June 30, 2026:

	Total	Level 1	Level 2	Level 3
Short term investments – assets:
Common stock	$34,702,949	$34,702,949	$–	$–
Pre-funded warrants	3,790,500	–	3,790,500	–
Non-public warrants	780,000	–	–	780,000
Total short-term investments – assets	$39,273,449	$34,702,949	$3,790,500	$780,000

Contingent consideration from Rotor Lab acquisition	$3,000,000	$–	$–	$3,000,000

The Company calculated the fair value for common stock for short-term investments based on the quoted trading price as of the close of the market multiplied by the total shares held by the Company as of June 30, 2026.

The Company calculated the fair value for pre-funded warrants for short-term investments based on the quoted trading price as of the close of the market multiplied by the total common equivalent shares held by the Company as of June 30, 2026.

The fair value of the non-public warrants investment in 2026 was determined using a Black-Scholes pricing model which values the warrants based on the stock price at the valuation date, the expected life of the warrant, the estimated volatility of the stock of the investee, and the risk-free interest rate over the expected life of the warrant.

The Company used the following inputs related to the non-public warrants fair value as of June 30, 2026:

Supplemental Information	Non-public Warrants
Expected term of the warrants (years)	1.00
Stock price	$4.33
Warrant exercise price	$6.00
Risk free interest rate	3.98%
Volatility	116.38%

The contingent consideration from the Rotor Lab acquisition was based on management’s estimate at the acquisition date of $2,847,000, which is based on the fair value of contingent consideration determined using the Monte-Carlo variable scenario model which values the liability at the measurement date using certain assumptions including the expected revenue over the calculation period, a discount rate applied to revenue projections, the risk-free interest rate over the earnout period and certain estimates and probabilities of different outcomes. The Company updated the expected contingent consideration from the Rotor Lab acquisition to $3,000,000 as of June 30, 2026 based on actual sales during the period based on managements updated estimate. See Note 3 for additional information.

Changes in Level 3 financial instruments are as follows:

	December 31,	Purchases, Issuances and	Change in	June 30,
	2025	Settlements	Fair Value	2026
Non-public warrants investment	$685,000	$–	$95,000	$780,000
Contingent consideration from Rotor Lab acquisition	$2,847,000	$–	$153,000	$3,000,000

The Company's financial instruments mainly consist of cash, receivables, short-term investments, other current assets, accounts payable, and accrued expenses. The carrying amounts of cash, receivables, other current assets, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these instruments.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

June 30, 2026

(Unaudited)

Short Term Investments

Our short-term investments consisting of investments accounted for at fair value and investments accounted for at cost were as follows as of June 30, 2026:

Short-term investments at fair value	Cost	Cumulative Unrealized Gains (Losses)	Fair Value
Common stock	$28,150,000	$6,552,949	$34,702,949
Pre-funded warrants	2,850,000	940,500	3,790,500
Non-public warrants	195,000	585,000	780,000
Total	$31,195,000	$8,078,449	$39,273,449

Short-term investments at cost	Cost	Impairment	Adjusted Cost
Common stock	$12,500,000	$–	$12,500,000
Preferred stock	5,000,000	–	5,000,000
Pre-funded warrants	30,000,000	–	30,000,000
Total	$47,500,000	$–	$47,500,000

Accrued Warranty

Fat Shark generally provides a one-year warranty on all of its products, except in certain European countries where it can be two years for some consumer-focused products from the date of shipment. If a defect arises during the warranty period, Fat Shark will either (i) repair the affected product at no charge using new parts or parts that are equivalent to new in performance and reliability; (ii) exchange the affected product with a functionally equivalent product; or (iii) refund the original purchase price for the affected product. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 24 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize the additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying consolidated balance sheets and amounted to $16,207 and $19,602 as of June 30, 2026 and December 31, 2025, respectively.

Rotor Riot does not provide any warranty of any kind for any of the equipment it sells or otherwise distributes. Consumers assume all risk for any products purchased or received from Rotor Riot.

Rotor Lab does not provide any warranty, but does provide for a seven day defect period. Rotor Lab has not had any material defects for products sold.

Effective September 2025, Unusual Machines, the parent company which manufactures motors has a limited warranty in which it warrants to customers that their products will be free from defects in material and workmanship under normal use and service for up to 90 days. The limited warranty covers manufacturing defects and premature failures and extends only to the original customer and is non-transferrable. The warranty liability is included in accrued expenses on the accompanying consolidated balance sheets and amounted to $317,009 as of June 30, 2026, and $0 as of December 31, 2025.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

June 30, 2026

(Unaudited)

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

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by revenue type for the period ended:

	For the Six months Ended June 30
	2026	2025
Retail revenue	$3,174,925	$2,891,263
Enterprise revenue	21,643,379	1,275,007
Total revenue	$24,818,304	$4,166,270

The following table presents the Company’s revenue disaggregated by revenue type for the period ended:

	For the Three months Ended
	June 30
	2026	2025
Retail revenue	$2,392,095	$1,292,963
Enterprise revenue	14,330,372	831,007
Total revenue	$16,722,467	$2,123,970

The Company had revenue outside the United States of approximately $1.4 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively.

Deferred Revenue

Deferred revenue relates to orders placed and payment received, but not yet fulfilled. All deferred revenue is expected to be recognized within one year. Deferred revenue related to orders placed, but not yet fulfilled totaled $286,056 and $638,125 as of June 30, 2026 and December 31, 2025, respectively.

Cost of Goods Sold

Cost of goods sold includes inventory costs which includes an allocation for labor and rent for our manufactured products, direct packaging costs and production related depreciation, if any. Depreciation included in cost of goods sold for the six months ended June 30, 2026 and 2025 was $74,133 and $0, respectively.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

June 30, 2026

(Unaudited)

Shipping and Handling Costs

Shipping and handling costs incurred for products shipped to customers are included in operations expenses and amounted to $722,116 and $147,572 for the six months ended June 30, 2026 and 2025, respectively. Shipping and handling costs charged to customers are included in sales.

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

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

June 30, 2026

(Unaudited)

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

Changes in the cumulative translation adjustments were as follows:

Balance as of December 31, 2025	$3,470

Foreign currency translation adjustment related to Rotor Lab	34,744
Balance as of June 30, 2026	$38,214

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

The following table presents the reconciliation of basic and diluted net income (loss) per common share:

	For the Six months Ended
	June 30
Net (loss) income per common share – basic:	2026	2025
Net (loss) income	$2,499,441	$(10,231,018)
Less: other adjustments	–	–
Net (loss) income allocated to common stockholders	$2,499,441	$(10,231,018)
Weighted average common shares outstanding - basic	44,125,630	18,853,428
Net (loss) income per common share - basic	$0.06	$(0.54)

Net (loss) income per common share – diluted:
Net (loss) income	$2,499,441	$(10,231,018)
Add: other adjustments	–	–
Numerator for net (loss) income per common share - diluted	$2,499,441	$(10,231,018)
Weighted average common shares outstanding - diluted	44,775,513	18,853,428
Net (loss) income per common share - diluted	$0.06	$(0.54)

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

June 30, 2026

(Unaudited)

The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income per share of common stock attributable to common stockholders.

	For the Six months Ended
	June 30
	2026	2025
Weighted average shares used in computing net income per share of common stock, basic	44,125,630	18,853,428
Add incremental shares:
Unvested restricted stock	254,994	–
Stock based awards (options)	394,889	–
Weighted average shares used in computing net income per share of common stock, diluted	44,775,513	18,853,428

The following table presents the potentially dilutive shares that were excluded for the three months ended June 30, 2026, from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	For the Three months Ended	For the Three months Ended
	June 30	June 30
	2026	2025
Unvested stock options	808,854	330,000
Unvested restricted stock awards	914,792	200,000
Representative warrants	–	8,500
PIPE warrants	–	164,473
Total	1,723,646	702,973

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

June 30, 2026

(Unaudited)

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

The acquisition met the definition of a business combination under ASC 805, Business Combinations, and therefore the assets acquired, and liabilities assumed are accounted for at fair value. The Company issued 656,642 shares of its common stock based on the formula as noted above, which resulted in an initial purchase price of $5,922,911 based on the Company’s stock price of $9.02 on September 3, 2025, which was the closing date of the acquisition. The contingent purchase price has been initially recorded at $2,847,000. The fair value of contingent consideration was determined using the Monte-Carlo variable scenario model which values the liability at the measurement date using certain assumptions including the expected revenue over the calculation period, a discount rate applied to revenue projections, the risk-free interest rate over the earnout period and certain estimates and probabilities of different outcomes. The Company updated the estimated contingent consideration from the Rotor Lab acquisition to $3,000,000 as of June 30, 2026 based on actual sales during the period based on management’s updated estimate.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

June 30, 2026

(Unaudited)

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

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

June 30, 2026

(Unaudited)

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

Note 4 – Inventories

Inventories, which consist solely of raw materials and finished goods was as follows as of June 30, 2026 and December 31, 2025, respectively.

	June 30, 2026	December 31, 2025
Raw materials	$17,469,622	$4,232,774
Finished goods	4,444,710	1,083,874
Total inventory	$21,914,332	$5,316,648

In addition, the Company had prepaid deposits for inventory totaling $20,543,732 and $9,748,483 as of June 30, 2026 and December 31, 2025, respectively.

Note 5 – Other Current Assets

Other current assets included as of:

	June 30, 2026	December 31, 2025
Prepaid insurance	$559,891	$101,689
Prepaid benefits	123,814	48,606
Prepaid other	450,556	40,327
Total other current assets	$1,134,261	$190,622

Non-current other assets primarily include rent security deposits of $195,056 related to the operating leases for the Orlando, FL facilities and the Rotor Lab facility in Australia as of June 30, 2026.

Note 6 – Property and Equipment, net

Property and equipment consist of assets with an estimated useful life greater than one year. Property and equipment are reported net of accumulated depreciation, and the reported values are periodically assessed for impairment. Property and equipment as of:

	June 30, 2026	December 31, 2025
Computer equipment	$595,189	$35,973
Motor production equipment	1,822,730	2,083,354
Office equipment	231,644	–
Tenant improvements	203,574	149,280
Total Property and Equipment	2,853,137	2,268,607

Accumulated depreciation	(141,762)	(34,716)
Total property and equipment, net	$2,711,375	$2,233,891

Depreciation expense totaled $97,004 and $342 for the six months ended June 30, 2026 and 2025, respectively. A total of $74,133 and $0 of depreciation expense was recorded to cost of goods sold in related to the production of motors for the six months ended June 30, 2026 and 2025, respectively. The Company has paid deposits of approximately $2.8 million related to the purchase of motor production equipment and $47,494 related to tenant improvements, which is included in Other non-current Assets. These assets are expected to be received and placed into service during the third and fourth quarters of 2026.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

June 30, 2026

(Unaudited)

Note 7 – Operating Leases

The Company has assumed in the February 2024 business combination of Rotor Riot, a five-year operating lease for approximately 6,900 square feet of warehouse and office space in Orlando, Florida. The lease commenced in November 2023 and expires in October 2028. The Company has valued the ROUA and the associated liability, as of February 16, 2024, at $378,430. Operating lease expense totaled $52,572 and $52,572, respectively for the six months ended June 30, 2026 and 2025. A total of $52,239 was recorded to costs of goods sold for the six months ended June 30, 2026.

In June 2025, Unusual Machines signed a lease agreement for an additional 17,000 square feet of warehouse/office space in Orlando, FL. This space will be used primarily for motor production. The lease commencement date is August 1, 2025 and currently runs through August 21, 2030. The Company has valued the ROUA and the associated liability, as of August 1, 2025, at $973,443. Operating lease expense totaled $126,862 and $0, respectively for the six months ended June 30, 2026 and 2025. A total of $126,862 was recorded to cost of goods sold for the six months ended June 30, 2026.

In October 2025, Unusual Machines signed a lease agreement for an additional 25,000 square feet of warehouse/office space in Orlando, FL. This space will be used primarily for order fulfillment and inventory storage. The lease commencement date is December 1, 2025 and currently runs through December 31, 2030. The Company has valued the ROUA and the associated liability, as of December 1, 2025, at $1,430,522. Operating lease expense totaled $186,430 and $0, respectively for the six months ended June 30, 2026 and 2025.

On December 15, 2025, the Company parent entity entered into a three-year operating lease agreement for an additional 4,500 square feet of space in Orlando, FL. This space will be used for headset production. The lease commenced on January 1, 2026 and expires in December 2028. The Company has valued the ROUA and the associated liability, as of January 1, 2026, at $204,749. Operating lease expense totaled $38,633 and $0, respectively for the six months ended June 30, 2026 and 2025. A total of $37,125 was recorded to cost of goods sold for the six months ended June 30, 2026.

On December 10, 2025, the Company parent entity entered into a three-year operating lease agreement for an additional 9,125 square feet of space in Orlando, FL. This space will be used as the Company’s corporate headquarters. The lease commenced on February 1, 2026 and expires in February 2029. The Company has valued the ROUA and the associated liability, as of February 1, 2026, at $613,657. Operating lease expense totaled $115,786 and $0, respectively for the six months ended June 30, 2026 and 2025.

The Company has assumed in the acquisition of Rotor Lab on September 3, 2025, a three-year operating lease of warehouse and office space in Canberra, Australia. The leased commenced in May 2024 and expires in April 2027. The Company has valued the ROUA and the associated liability, as of September 3, 2025, at $58,524. Operating lease expense totaled $21,175 and $0, respectively for the six months ended June 30, 2026 and 2025.

The Company has no finance leases.

The following is a summary of the operating lease right-of-use assets and liabilities at June 30, 2026 and 2025:

	2026	2025
Operating lease right-of-use assets	$3,708,642	$378,430
Less: accumulated amortization	(618,585)	(89,914)
Operating lease right-of-use assets, as of June 30	$3,090,057	$288,516

Operating lease liability	$3,708,642	$378,430
Less: accumulated reduction	(552,628)	(81,099)
Operating lease liability, as of June 30	$3,156,014	$297,331

Current operating lease liability	$735,521	$73,569
Non-current operating lease liability	2,420,493	223,762
Total operating lease liability	$3,156,014	$297,331

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

June 30, 2026

(Unaudited)

The following is a summary of future lease payments required under the lease agreement:

Year	Future Lease Payments	Operating Lease Discount	Operating Lease Liability

2026	$524,656	$(158,516)	$366,140
2027	1,030,295	(260,975)	769,320
2028	1,055,065	(206,382)	848,683
2029	703,927	(84,939)	618,988
2030	585,355	(32,471)	552,884
Total	$3,899,298	$(743,284)	$3,156,014

Supplemental Information	UMAC	Rotor Riot	Rotor Lab
Weighted average remaining lease term (in years)	4.67	2.58	1.08
Weighted average discount rate	9.87%	11.49%	11.49%

Note 8 – Goodwill and Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill during the six months ending June 30, 2026. The carrying value of goodwill was $15,596,105 and $15,596,105 as of June 30, 2026 and December 31, 2025 respectively.

Intangible Assets

As of June 30, 2026, the balances of intangible assets were as follows:

	Type	Gross Value	Accumulated Amortization	Net Value
Patents/IP – Fat Shark	Finite-lived	$824,857	$(194,008)	$630,849
Trademark – Rotor Riot	Indefinite-lived	1,480,130	–	1,480,130
Trade name – Rotor Lab	Finite-lived	46,000	(7,667)	38,333
Customer relationships – Rotor Lab	Finite-lived	190,000	(22,619)	167,381
Non-Compete Agreements – Rotor Lab	Finite-lived	233,000	(97,083)	135,917
Total intangible assets, net		$2,773,987	$(321,377)	$2,452,610

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

Amortization expense for the six months ended June 30, 2026 and 2025 was $117,265 and $40,841, respectively.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

June 30, 2026

(Unaudited)

Note 9 – Stockholders’ Equity

Common Stock

2026 Transactions

Common stock for services issued to employees and directors

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

On May 20, 2026, the Company issued 8,352 shares of common stock related to vested restricted stock units for our certain board members. The restricted stock units are valued at $14.37 per share, the closing price of our common stock as of the date of the grant, for a total value of $120,018 and expensed on the grant date.

Common stock issued for services to non-employees

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

On May 22, 2026, the Company issued 108,000 shares of common stock related to vested restricted stock units for our advisory board members. The restricted stock units are valued at $16.78 per share, the closing price of our common stock as of the date of the grant, for a total value of $1,812,240 and expensed on the grant date.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

June 30, 2026

(Unaudited)

Common stock issued related to option exercises

During the six months ended June 30, 2026, several employees of the Company exercised 120,830 of their vested stock options in which the Company issued 120,830 shares of common stock related to these exercises. The Company received total cash proceeds of $587,585 related to the exercise of the stock options.

Common stock issued related to warrant exercises

On January 9, 2026 the Company issued 350,000 shares of common stock related to warrant holders exercising their warrants. The Company received gross proceeds of $3,395,000 related to the warrant exercises. The Company cancelled the 350,000 warrants upon issuance of the common stock.

Common stock issued related to public offering

On March 19, 2026, in a confidentially marketed public offering the Company sold 8,823,529 shares of common stock at $17.00 per share resulting in gross proceeds of $149,999,993, prior to the payment of placement fees of $10,500,000 and $700,000 of other offering expenses resulting in net proceeds of $138,799,993.

On May 29, 2026, we completed an at the market offering for the sale of 2,000,000 shares of Common Stock at a price of $30.00 per share for aggregate gross proceeds of approximately $60.0 million before deducting fees to the placement agent and other expenses payable by us in connection with the offering. The Company retained approximately $58.2 million in net proceeds after offering expenses.

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

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

June 30, 2026

(Unaudited)

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

Note 10 – Share Based Awards

The Company’s Board of Directors has delegated authority to the Chief Executive Officer to grant stock options to employees who are not executive officers. Any issuance of restricted stock awards or restricted stock units must be approved by the Company’s Compensation Committee. Stock options are granted for employees on a monthly to quarterly basis. Restricted stock awards and restricted stock units are granted on a quarterly basis.

Stock Options

The Plan allows the Company to incentivize key employees and directors with long term compensation awards such as stock options, restricted stock, and other similar types of awards. The Plan is authorized to issue up to 15% of the outstanding shares on a fully diluted basis giving effect to the exercise and conversion of all outstanding common stock equivalents issued outside of the Plan. In addition, the Plan has an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2025 and ending in 2032 equal to the lesser of (a) five percent (5%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our board of directors. The Plan allows for awards to be issued up to a contractual maximum term of 10 years from the grant date. As of June 30, 2026, the Plan is authorized to issue up to 9,283,338 of awards, with 3,779,601 shares available for issuance.

During the six months ended June 30, 2026 and 2025, the Company’s Board of Directors approved the grant of 280,000 and 177,500, respectively of stock options under the Plan to certain employees. The stock options are subject to certain vesting provisions. Standard vesting on stock options have a six-month cliff vesting in which the first two quarters vest at the six-month mark and quarterly thereafter over a total of four years, however, certain stock options may have immediate vesting or shorter periods as approved. Stock options contractual term range from 5 to 10 years.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

June 30, 2026

(Unaudited)

The following table presents the activity for stock options outstanding:

	Non-Qualified Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2025	739,684	$6.54	4.49	$–
Granted	280,000	13.74	–	–
Forfeited/canceled	(90,000)	10.47	–	–
Exercised	(120,830)	4.86	–	-
Outstanding – June 30, 2026	808,854	$8.85	5.29	$2,815,072
Exercisable – June 30, 2026	77,687	$5.51	6.21	$535,276

The range of assumptions used to calculate the fair value of options granted during the period ended June 30, 2026 was:

2026
Exercise Price	$12.34 - 16.70
Stock Price on date of grant	$12.34 - 16.70
Risk-free interest rate	3.72% – 3.88%
Dividend yield	–
Expected term (years)	3.57
Volatility	149.99% – 151.22%

The total grant date fair value of stock options granted was $3,290,306 and $814,485 during the six months ended June 30, 2026 and 2025, respectively. The Company recognized $657,213 and $599,771 in stock-based compensation expense related to stock options during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was $4,960,077 of unrecognized stock-based compensation expense related to unvested stock options to be recognized over the remaining vesting term through 2030.

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

	Restricted Stock Awards	Weighted Average Grant Date Fair Value - RSA	Restricted Stock Units	Weighted Average Grant Date Fair Value - RSU
Unvested - December 31, 2025	525,000	$9.67	–	$–
Granted	794,235	16.27	108,000	16.78
Forfeited/canceled	–	–	–	–
Vested	(404,443)	13.70	(108,000)	16.78
Unvested – June 30, 2026	914,792	$13.07	–	$–

The total value of restricted stock and restricted stock units was $14,733,972 and $9,392,782 granted during the six months ended June 30, 2026 and 2025, respectively. The Company recognized $8,928,327 and $6,819,929 in stock-based compensation expense related to restricted stock and restricted stock units during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was $10,519,323 of unrecognized stock-based compensation expense related to unvested restricted stock to be recognized over the remaining vesting term through 2030.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

June 30, 2026

(Unaudited)

Warrants

The following table presents the activity for warrants outstanding as of June 30, 2026:

Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding - December 31, 2025	350,000	$9.70
Granted	–	–
Forfeited/cancelled/restored	–	–
Exercised	(350,000)	9.70
Outstanding – June 30, 2026	–	$–

On January 9, 2026, 350,000 warrants were exercised related to the July 2025 Registered Direct Offering and the Company received proceeds of $3,395,000.

Note 11 – Related Party Transactions

On April 30, 2024 (“Grant Date”), the Company entered into a two-year Management Services Agreement (the “Agreement”) with 8 Consulting LLC (the “Consultant”) for the services of our Chief Executive Officer, Dr. Allan Evans. The Agreement allows Dr. Evans to receive favorable tax benefits as a resident of the Commonwealth of Puerto Rico who performs such services in Puerto Rico. Pursuant to the Agreement, Dr. Evans performs the duties and responsibilities that are customary for a chief executive officer of a public company similar to the Company. The Consultant received a $250,000 fee per year, until October 2025 at which time it was increased to $300,000 per year, payable in monthly installments. On April 1, 2026, the Compensation Committee extended the Consultants contract through December 31, 2026 and increased the annual fee to $350,000. See Note 13 - Subsequent Events.

On March 13, 2026, the Company issued 1,961 vested shares of common stock to each of three of its independent directors as compensation for the first quarter 2026; the fourth independent director elected to receive cash compensation. The shares were valued at an aggregate of $120,013 and were immediately recognized as stock compensation expense.

On April 1, 2026, the Company paid $217,943 to its investment committee, which includes the Chief Executive Officer and two independent Directors of the Company. The payment is based on a 1% per committee member based on the realized gains from investments during the previous quarter.

In January 2026, the Company received a $2.1 million order in addition to several smaller orders from Teal Drones, which is a subsidiary of Red Cat. Red Cat is a related party as Jeff Thompson is the Chief Executive Officer of Red Cat and is also on the Board of Directors of Unusual Machines. The order was delivered in the first half of 2026 and includes several different drone components manufactured and sourced from the Company. The Company recognized approximately $2.2 million in revenue from this related party for the six months ended June 30, 2026. The Company had related party receivables of $1.3 million as of June 30, 2026

Note 12 – Commitments and Contingencies

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

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

June 30, 2026

(Unaudited)

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

Note 13 – Subsequent Events

Equity Grants

On July 24, 2026, the Compensation Committee granted 5,000,000 of unvested five-year warrants to the Company’s Chief Executive Officer. The warrants have exercise price at $25 per share. The closing price of the Company’s common stock on the grant date was $19.36. The warrants will vest in increments of 1,000,000 shares upon any 20-day average closing price of the Company’s common stock at each of the following tranches: $25, $40, $60, $80 and $100. The Company will seek to obtain stockholder approval as required by the NYSE American.

On July 24, 2026 the Compensation Committee granted a total of 1,275,000 five-year stock options, exercisable at $19.36 per share, the closing price of the Company’s stock on the grant date, to the Company’s three other executive officers in increments of 375,000, 375,000 and 525,000 stock options, respectively. The stock options vest quarterly over a three-year period subject to each person, as applicable, remaining to be employed by the Company.

On July 24, 2026, the Company granted approximately 1.6 million five-year stock options, exercisable at $19.36 per share, the closing price of the Company’s stock on the grant date, to specific employees. The options vest over four years of continued service with the Company.

Leases

On June 24, 2026, the Company entered into a three-year operating lease agreement for an additional 14,000 square feet of space in Orlando, FL. This space will be used for battery production. The lease commenced on August 1, 2026 and expires in December 2028.

On July 23, 2026, the Company entered into a lease amendment related to its corporate headquarters in Orlando, FL. The amendment increases the existing space from 9,125 square feet to a total of 19,389. In addition, the original lease term was extended from March 31, 2029 to December 31, 2031. The Company anticipates the additional space to commence on September 1, 2026.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements and related notes thereto included in our Prospectus Supplement dated March 19, 2026 and our Annual Report on Form 10-K for the year ended December 31, 2025. The following discussion contains forward-looking statements that are subject to risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report and of our Annual Report on Form 10-K for the year ended December 31, 2025, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Unusual Machines, Inc. and its subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

Recent Developments

Definitive Agreement to acquire Upgrade Energy

On May 7, 2026, we signed a definitive agreement to acquire DroneNX, LLC which operates as Upgrade Energy (“Upgrade Energy”), a manufacturer of battery and power systems solutions for unmanned aerial systems. The transaction purchase price is estimated at $52.0 million, which includes (i) a fixed quantity of 1,792,012 shares of the Company’s common stock at $13.9508 per share which was based on the preceding 5 day volume weighted average share price of the Company’s common stock prior to signing the definitive agreement, which is estimated to be approximately $25.0 million of purchase price, which the valuation for accounting purposes could be subject to change based on the Company’s common stock price at the time of closing, (ii) $1.0 million in cash upon closing of the transaction, and (iii) an additional $26.0 million in cash based on the Company recognizing $10.0 million in revenue related to internally manufactured batteries during the first two years after the acquisition closing date. The acquisition is subject to customary closing conditions, including Upgrade Energy completing their financial audit, which is expected in September 2026.

The acquisition adds battery expertise to our domestic manufacturing and engineering capabilities, adds additional drone components to our product mix, and strengthens our overall domestic supply chain and manufacturing capabilities.

At the Market Capital Raise

In May 2026, we sold 2,000,000 shares of common stock at a price of $30.00 per share for total gross proceeds of $60.0 million before deducting fees to the placement agent and other expenses payable by us in connection with the offering. We retained approximately $58.2 million in net proceeds after offering expenses.

Equity Grants

On July 24, 2026, the Compensation Committee granted unvested 5,000,000 five-year warrants, exercisable at $25 per share, to our Chief Executive Officer. The closing price of our common stock on the grant day was $19.36. The warrants will vest in increments of 1,000,000 shares upon any 20-day average closing price of our common stock at each of the following tranches: $25, $40, $60, $80 and $100. The grant is subject to shareholder approval.

On July 24, 2026 the Compensation Committee granted a total of 1,275,000 five-year stock options, exercisable at $19.36 per share, the closing price of our stock on the grant date, to our three other executive officers in increments of 375,000, 375,000 and 525,000 stock options, respectively. The stock options vest quarterly over a three-year period subject to each person, as applicable, remaining, to be employed by the Company.

On July 24, 2026, we issued approximately 1.6 million five-year stock options, exercisable at $19.36 per share, the closing price of our stock on the grant date, to specific employees. The options vest over four years of continued service with the Company.

Leases

On June 24, 2026, we entered into a three-year operating lease agreement for an additional 14,000 square feet of space in Orlando, FL. This space will be used for battery production. The lease commenced on August 1, 2026 and expires in December 2028.

On July 23, 2026, the Company entered into a lease amendment related to it’s corporate headquarters in Orlando, FL. The amendment increases the existing space from 9,125 square feet to a total of 19,389. In addition, the original lease term was extended from March 31, 2029 to December 31, 2031. The Company anticipates the additional space to commence on September 1, 2026.

Results of operations

Three Months Ended June 30, 2026 and 2025

Revenue

During the three months ended June 30, 2026 we generated revenues totaling $16,722,467 compared to $2,123,970 during the three months ended June 30, 2026, representing an increase of $14,598,497 or 687%. The increase in revenue primarily relates to the increase and establishment of our enterprise business and revenue related to our National Defense Authorization Act (“NDAA”) and Blue UAS products. Our enterprise revenue was $14,220,865 for the three months ended June 30, 2026 compared to $192,090 for the three months ended June 30, 2025. We started manufacturing production on certain products including drone motors, headsets, cameras and other drone related products during the first half of 2026. As we continue to expand our manufacturing capabilities and the larger drone market develops, we continue to see significant increased interest and demand in our manufactured products as we head into the second half of 2026. We expect our revenue to continue to grow as we continue to build out our capacity including our manufacturing facilities and products and significantly increasing our manufacturing staff to handle additional demand from the market.

Cost of Goods Sold & Gross Profit

During the three months ended June 30, 2026, our cost of goods sold was $10,920,334 compared to $1,329,291 during the three months ended June 30, 2025, resulting in an increase of $9,591,043 or 722%. Cost of goods sold primarily relate to product costs from our sales, but also include certain shipping and other direct and indirect product costs. The increase in cost of goods sold is driven entirely by the increase in our revenue.

During the three months ended June 30, 2026, our gross profit was $5,802,134 compared to $794,679 during the three months ended June 30, 2025, resulting in an increase of $5,007,455 or 630%. Our gross margin, as a percentage of sales, totaled 34.7% during the three months ended June 30, 2026, compared to gross margin of approximately 37.4% during the three months ended June 30, 2025. Our gross profit is entirely driven based on our growth in top line revenue, while the decrease in margins is driven primarily by our continued and rapid expansion of manufacturing, however, we believe our margins are still within normal operating limits and will continue to increase as our manufacturing process continues to mature.

Operating Expenses

During the three months ended June 30, 2026, operations expenses totaled $1,540,919 compared to $404,277 during the three months ended June 30, 2025, resulting in an increase of $1,136,642 or 281%. Operations expense relate to expenses incurred for fulfilling orders and warehouse related expenditures including our warehouse personnel, supplies, and shipping expenses. The increase primarily relates to additional costs incurred related to our motor factory operations that we are putting in place along with additional shipping costs from the increase in revenue.

During the three months ended June 30, 2026, research and development expenses totaled $430,759 compared to $62,731 for the three months ended June 30, 2025, resulting in an increase of $368,028 or 587%. Research and development expense primarily relates to new product development and is subject to fluctuations based on specific research and development projects ongoing during the period and include both internal and external resources and costs associated with new product development.

During the three months ended June 30, 2026, sales and marketing expenses totaled $790,012 compared to $302,358 for the three months ended June 30, 2025, resulting in an increase of $487,654 or 161%. The increase primarily relates to the buildout of our sales and marketing teams as our business shifts from retail to enterprise. In addition, we incurred additional expenses during the second quarter related to marketing events and increase in ad spend during the period.

During the three months ended June 30, 2026, general and administrative expenses totaling $10,799,261 compared to $7,195,193 for the three months ended June 30, 2025, resulting in an increase of $3,604,068 or 50%. General and administrative expenses incurred include expenses related to operations for a public company including legal and other professional fees, public company insurance expense, investor relations and other costs associated with being public. We’ve also increased our headcount to support our growth which includes building out our accounting, HR, and facilities staff. We expect our general and administrative expenses to increase during 2026 as we continue to build out our infrastructure with additional hires and systems. We also anticipate items like professional fees and other expenses related to being a public company to increase. In addition, we anticipate our non-cash stock compensation expense to be higher in 2026. We do not anticipate the increase in our general and administrative expenses to increase at the same rate as our revenue as we start to gain operational efficiencies at scale.

Other Income (Expense)

During the three months ended June 30, 2026, other income and expense totaled $50,590 compared to $225,734 during the three months ended June 30, 2025, resulting in a decrease of $175,144. This decrease relates primarily to our unrealized loss from short-term investments of $3,883,535 offset by realized gain from short-term investments of $2,267,931 and an interest income increase of $1,594,428.

Net Income (Loss)

Our net loss for the three months ended June 30, 2026, totaled $7,783,553 compared to $6,964,739 for the three months ended June 30, 2025, resulting in an increase in net loss of $818,814 or 12%. This increase in net loss relates to the increase in realized gain of trading securities of $2.2 million plus an increase in interest income of $1.6 million, which was offset by a decrease in operating profit of $643,669 and unrealized loss in trading securities of $3.9 million.

Results of Operations – Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025

Revenue

During the six months ended June 30, 2026 we generated revenues totaling $24,818,304 compared to $4,166,270 during the six months ended June 30, 2025, representing an increase of $20,652,034 or 496%. The growth in revenue is driven from growth in our existing retail channel and expanding our enterprise channel as we are manufacturing additional NDAA and Blue UAS products. Our enterprise revenue was $21,510,234 for the six months ended June 30, 2026 compared to $312,246 for the six months ended June 30, 2025. We started manufacturing production on certain products including drone motors, headsets, cameras and other drone related products during the first half of 2026. As we continue to expand our manufacturing capabilities and the larger drone market develops, we continue to see significant increased interest and demand in our manufactured products as we head into the second half of 2026. We expect our revenue to continue to grow in 2026 as we continue to build out our capacity including our manufacturing facilities and products and significantly increasing our manufacturing staff to handle additional demand from the market.

Cost of Goods Sold & Gross Profit

During the six months ended June 30, 2026, we incurred cost of goods sold of $16,362,063 compared to $2,874,784 during the six months ended June 30, 2025, resulting in an increase of $13,487,279 or 469%. Cost of goods sold primarily relate to product costs from our sales, but also include certain shipping and other direct and indirect product costs. The increase in cost of goods sold is driven entirely by the increase in our revenue.

During the six months ended June 30, 2026, our gross profit was $8,456,241 compared to $1,291,486 during the six months ended June 30, 2025, resulting in an increase of $7,164,755 or 555%. Our gross margin, as a percentage of sales, totaled 34.1% during the six months ended June 30, 2026, compared to 31% during the six months ended June 30, 2025. We anticipate our gross margin to fluctuate period to period depending on certain promotions and products that are sold during the period and the mix of retail and enterprise sales during the period. The margins we generated during the first half of the year are in line with our expectations and our normal operating margins.

Operating Expenses

During the six months ended June 30, 2026, operations expenses totaled $3,367,620 compared to $706,879 during the six months ended June 30, 2025, resulting in an increase of $2,660,741 or 376%. Operations expenses primarily relate to our direct operations including our warehouse personnel and warehouse expenses. In addition, we have started incurring additional operations related expenses as we start incurring non-product costs related to our motor production and headset facilities. We expect our operations expense to increase as we continue to hire additional staff to support our operations including engineering staff to help improve process and gain efficiencies. We anticipate additional operating expenses in the second half of 2026 as we set up additional battery facilities with the completion of the Upgrade Energy acquisition and look to continue to expand additional operations.

During the six months ended June 30, 2026, research and development expenses totaled $644,101 compared to $70,633 for the six months ended June 30, 2025, resulting in an increase of $573,468 or 812%. Research and development expense primarily relates to new product development and include both internal and external resources and costs associated with new products.

During the six months ended June 30, 2026, sales and marketing expenses totaled $1,370,051 compared to $509,975 for the six months ended June 30, 2025, resulting in an increase of $806,076 or 169%. Sales and marketing expenses primarily relate to advertising spend related to Rotor Riot, marketing events and payroll expenses for our sales and marketing team. The increase relates mainly to adding additional staffing to our sales and marketing team. We anticipate our sales and marketing costs to increase in 2026 related to building out our enterprise sales team, however, we expect these increases to be at a lower rate than our revenue and other expenses as our enterprise sales are more dedicated efforts, while our retail revenue is driven off of advertising sales.

During the six months ended June 30, 2026, general and administrative expenses totaling $18,027,462 compared to $10,421,097 for the six months ended June 30, 2025, resulting in an increase of $7,606,365 or 73%. General and administrative expenses incurred include expenses related to operations for a public company including legal and other professional fees, public company insurance expense, and other costs associated with being public. We’ve also increased our headcount to support our growth which includes building out our accounting, HR, and facilities staff. We expect our general and administrative expenses to increase during 2026 as we continue to build out our infrastructure with additional hires and systems. We also anticipate things like professional fees and other expenses related to being a public company to increase. In addition, we anticipate our non-cash stock compensation expense to be higher in 2026. We do not anticipate the increase in our general and administrative expenses to increase at the same rate as our revenue as we start to gain operational efficiencies at scale.

Other Income (Expense)

During the six months ended June 30, 2026, other income and expense totaled $17,592,571 compared to $227,266 during the six months ended June 30, 2025, resulting in an increase of $17,365,304. This increase relates primarily to our unrealized gain from short-term investments of $5,608,541, realized gain from short-term investments of $9,532,673, and an interest income increase of $2,384,974.

Net Income (Loss)

Our net income for the six months ended June 30, 2026, totaled $2,499,441 compared to a net loss of $10,231,018 for the six months ended June 30, 2025, resulting in an increase in net income of $12,730,459 or 124%. The increase primarily relates to unrealized gains from investments of $5.6 million, realized gains from investments of $9.5 million, and an increase in interest income of $2.3 million.

Cash Flows

Operating Activities

Net cash used in operating activities was $38,891,945 during the six months ended June 30, 2026, compared to net cash used in operating activities of $3,862,349 during the six months ended June 30, 2025, representing an increase of $35,029,596 or 907%. The increase was primarily attributable to changes in working capital, including increase in inventory of $16,324,070, prepaid and deposits for inventory of $10,385,385, accounts receivable of $8,713,013, and offset by an increase in accounts payable and accrued expenses of $1,416,814, an increase in operating lease liabilities of $558,619 and an increase in contingent consideration of $153,000. The Company recorded unrealized gains on short term investments of $5,608,541 and realized gains of $9,532,673.

Investing Activities

Net cash used in investing activities was $35,786,762 during the six months ended June 30, 2026 compared to net cash used in investing activities of $262,751 during the six months ended June 30, 2025, representing an increase of $35,524,012. This increase consisted of $52,500,000 used in our strategic short-term investments, $508,336 in purchases of property and equipment and $2,861,101 in deposits for future purchases of property and equipment in 2026 as compared to $262,751, partially offset by proceeds from sales of short term investments of $20,082,674.

Financing Activities

Net cash provided by financing activities totaled $200,981,341 during the six months ended June 30, 2026, compared to net cash provided by financing activities of $39,300,836 during the six months ended June 30, 2025, resulting in an increase in net cash provided by financing activities of $161,680,505. Our first half 2026 proceeds are from a public offering of common shares of $149,999,993 and at the market shares of $60,000,000 offset by offering costs of $13,001,236. Our first half 2025 proceeds included a public offering of common shares of $40,000,000 offset by offering costs of $3,504,000. In addition we had proceeds from warrant exercises of $3,395,000, and option exercises of $587,584 during 2026 as compared to $2,436,966 and $367,870, respectively during 2025.

Liquidity and capital resources

As of June 30, 2026, we had current assets totaling $370,575,945 primarily consisting of cash balances of $229,598,776, investments of $86,773,449, inventory of $21,914,332 and deposits for inventory of $20,543,732. Our current liabilities as of June 30, 2026 totaled $6,885,146, primarily consisting of accounts payable and accrued expenses of $2,863,569, contingent consideration of $3,000,000, deferred revenue of $286,056, and current operating lease liability of $735,521. Our net working capital as of June 30, 2026 was $363,690,799.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2026.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes In Controls Over Financial Reporting

During the quarter ended June 30, 2026, the Company continued to strengthen its internal controls including the implementation of advanced inventory modules within NetSuite for its financial and transactional reporting. In addition, the Company has successfully hired additional staff within the accounting, finance, and human resource functions and the Company has updated their process documentation for financial reporting. We believe that these changes and documentation of our internal controls have remediated the previously disclosed material weaknesses in internal controls which includes sufficient segregation of duties within accounting functions and having written documentation of our internal control policies and procedures.

Other than as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business.

Item 1A.	Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed in our Prospectus Supplement dated March 19, 2026 and under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 20, 2026, the Company issued 2,784 shares of the Company’s common stock to each of three of its independent directors as compensation for the three months ended June 30, 2026.

On May 22, 2026, the Company issued a total of 108,000 shares of the Company’s common stock to three advisors in connection with vested restricted stock units granted pursuant to their corresponding Restricted Stock Unit Agreements dated November 22, 2025.

The shares issued above were exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) thereunder.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the six months ended June 30, 2026.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the six months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K, except for Allan Evans, the Company’s Chief Executive Officer terminated his 10b5-1 Plan on March 16, 2026.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date
1.1	Capital on DemandTM Sales Agreement		8-K	1.1	8/29/25
1.2	Agreement and Plan of Merger dates as of May 7, 2026, among the Company, the Surviving Company, Upgrade, the Member Representative		8-K	1.1	5/11/26
1.2(a)	Form of Registration Rights Agreement		8-K	1.1(a)	5/11/26
2.1	Agreement and Plan of Merger by and between Unusual machines, Inc., a Puerto Rico corporation and Unusual machines, Inc., a Nevada corporation		8-K	2.1	4/23/24
3.1	Articles of Incorporation		8-K	3.1	4/23/24
3.2	Amended and Restated Bylaws		8-K	3.1	10/8/24
3.2(a)	Amendment No. 1 to Amended and Restated Bylaws		8-K	3.1	2/5/25
3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock		8-K	3.1	7/22/24
3.3(a)	Certificate of Withdrawal for Series A Convertible Preferred Stock		10-K	3.3(a)	3/12/26
3.4	Certificate of Designation of Series B Convertible Preferred Stock		8-K	3.3	4/23/24
3.4(a)	Certificate of Withdrawal for Series B Convertible Preferred Stock		10-K	3.4(a)	3/12/26
3.5	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock		8-K	3.1	8/22/24
3.5(a)	Certificate of Withdrawal for Series C Convertible Preferred Stock		10-K	3.5(a)	3/12/26
4.1	Placement Agent Warrant, issued to Dominari Securities LLC		8-K	4.1	5/7/25
10.1	Agreement and Plan of Merger and Reorganization dated February 1, 2025		8-K	10.1	2/4/25
10.2	Placement Agency Agreement, dated as of May 5, 2025, by and between Unusual Machines, Inc. and Dominari Securities, LLC		8-K	10.1	5/7/25
10.3	Amendment and Waiver to Merger Agreement, dated as of May 6, 2025, by and between Unusual Machines, Inc., Aloft Technologies, Inc., UMAC Merger Sub, Inc., Jon Hegranes and Josh Ziering		10-Q	10.9	5/8/25
10.4	Form of Restricted Stock Agreement		8-K	10.1	5/21/25
10.5	Lease Agreement, dated June 4, 2025, between Unusual Machines, Inc. and Icon FL Orlando Industrial Owner Pool 5 GA/FL, LLC		8-K	10.1	6/10/25
10.6	Rotor Lab Pty Ltd Share Purchase Agreement, dated June 12, 2025		8-K	10.1	6/13/25
10.7	Form of Securities Purchase Agreement		8-K	10.1	7/15/25
10.8	Placement Agency Agreement		8-K	10.2	7/15/25
10.9	Placement Agent Warrant, issued to Dominari Securities LLC		8-K	10.3	7/15/25
10.10	Amended and Restated 2022 Equity Incentive Plan #		S-8	4.1	2/13/26
10.11	Placement Agency Agreement, dated as of March 19, 2026, by and among Unusual Machines, Inc., Dominari Securities, LLC and JonesTrading Institutional Services LLC		8-K	10.1	3/23/26
10.12	Lease for Battery Facility in Orlando		8-K	10.1	6/25/26
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)
101.INS	Inline XBRL Instance Document	(1)
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	(1)

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC Staff upon request.
#	Indicates management contract or compensatory plan, contract or agreement.
(1)	Filed herein
(3)	Furnished herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unusual Machines, Inc.

By:	/s/ Allan Evans
Allan Evans Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Hoff
Brian Hoff Chief Financial Officer

Date: August 6, 2026

