Form 10-Q
period 2026-09-30
Unusual Machines, Inc.
filed 2026-11-05
CIK 1956955

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, 51,911,702 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

UNUSUAL MACHINES, INC.

2026 QUARTERLY REPORT ON FORM 10-Q

Unless we state otherwise or the context otherwise requires, the terms “Unusual Machines,” “we,” “us,” “our” and the “Company” refer to Unusual Machines, Inc., a Nevada corporation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include the factors set forth in our Form 10-Q dated November 5, 2026, our Prospectus Supplement dated March 19, 2026 and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Unusual Machines, Inc.

Consolidated Condensed Balance Sheets

	September 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$161,965,505	$103,261,397
Short-term investments at fair value	53,391,766	39,214,909
Short-term investment at cost	45,000,000	–
Accounts receivable	18,703,356	1,779,423
Inventories	42,622,077	5,316,648
Note receivable	5,000,000	–
Prepaid inventory	23,259,023	9,748,483
Other current assets	1,370,481	190,622
Total current assets	351,312,208	159,511,482

Non-current assets:
Property and equipment, net	8,500,523	2,233,891
Operating lease right-of-use assets	3,617,334	2,607,256
Other assets	243,551	197,785
Goodwill	15,596,105	15,596,105
Intangible assets, net	2,393,977	2,561,895
Total non-current assets	30,351,490	23,196,932

Total assets	$381,663,698	$182,708,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,055,909	$1,506,793
Deferred revenue	114,491	638,125
Operating lease liability	972,234	456,429
Contingent consideration	3,000,000	2,847,000
Total current liabilities	10,142,634	5,448,347

Non-current liabilities
Deferred tax liability	146,772	146,772
Operating lease liability – less current portion	2,741,969	2,173,626
Total non-current liabilities	2,888,741	2,320,398
Total liabilities	13,031,375	7,768,745

Commitments and contingencies (See note 13)

Stockholders’ equity:
Common stock - $0.01 par value, 500,000,000 authorized and 49,982,430 and 37,759,911 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	499,827	377,596
Additional paid in capital	445,760,785	229,665,734
Accumulated deficit	(77,652,637)	(55,107,131)
Accumulated other comprehensive income	24,348	3,470
Total stockholders’ equity	368,632,323	174,939,669

Total liabilities and stockholders’ equity	$381,663,698	$182,708,414

-	Of the $18.7 million balance in Accounts Receivable as of September 30, 2026, approximately $1.9 million is from related parties.

See accompanying unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statement of Operations

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Revenues	$13,903,032	$2,134,588	$38,721,336	$6,300,857

Cost of goods sold	8,986,728	1,294,200	25,348,791	4,168,984

Gross Margin	4,916,304	840,388	13,372,545	2,131,873

Operating Expenses
Operations	2,012,744	636,705	5,380,364	1,343,584
Research and development	350,548	39,369	994,649	110,002
Sales and marketing	613,614	373,539	1,983,665	883,513
General and administrative	10,238,161	4,730,063	28,265,622	15,151,160
Depreciation and amortization	64,859	22,449	204,996	63,635
Total operating expenses	13,279,926	5,802,125	36,829,296	17,551,894

Loss from operations	(8,363,622)	(4,961,737)	(23,456,751)	(15,420,021)

Other income and (expense)
Interest income	1,700,977	715,489	4,313,216	942,755
Unrealized gain (loss) from investments	(18,381,680)	5,849,713	(12,773,139)	5,849,713
Realized gain from investments	–	–	9,532,673	–
Change in contingent consideration for Rotor Lab	–	–	(153,000)	–
Loss from foreign currency transactions	(622)	–	(7,858)	–
Interest expense	–	–	(648)	–
Other income, net	(16,681,325)	6,565,202	911,244	6,792,468

Net income (loss)	$(25,044,947)	$1,603,465	$(22,545,507)	$(8,627,553)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Net income (loss)	(25,044,947)	1,603,465	(22,545,507)	(8,627,553)

Foreign currency translation adjustment	(10,397)	–	24,348	–

Comprehensive income (loss)	$(25,055,344)	$1,603,465	$(22,521,159)	$(8,627,553)

Net income (loss) per share
Basic	$(0.50)	$0.05	$(0.49)	$(0.38)
Diluted	$(0.50)	$0.05	$(0.49)	$(0.38)

Weighted average common shares outstanding
Basic	49,968,207	30,002,179	46,094,557	22,610,516
Diluted	49,968,207	30,581,194	46,094,557	22,610,516

-	Of the $13.9 million in revenue for the three months ended September 30, 2026, approximately $2.0 million is from related parties.
-	Of the $38.7 million in revenue for the nine months ended September 30, 2026, approximately $4.2 million is from related parties.

See accompanying unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

Three and Nine Months Ended September 30, 2025

	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive Accumulated	Total Stockholders’
	Shares	Value	Capital	Deficit	Income	Equity
Balance, December 31, 2024	15,122,018	$151,221	$50,580,235	$(35,913,514)	$–	$14,817,942

Issuance of common shares, equity incentive plan	483,546	4,835	(4,835)	–	–	–
Issuance of common shares for exercise of warrants	1,224,606	12,246	2,424,720	–	–	2,436,966
Stock compensation expense - vested stock	–	–	1,883,433	–	–	1,883,433
Stock compensation expense	–	–	22,940	–	–	22,940
Net loss	–	–	–	(3,266,279)	–	(3,266,279)

Balance, March 31, 2025	16,830,170	$168,302	$54,906,493	$(39,179,793)	$–	$15,895,002

Issuance of common shares, Management/BOD	208,336	$2,082	$(2,082)	$–	$–	$–
Issuance of common shares, Option exercises	94,650	947	366,923	–	–	367,870
Issuance of common shares, consulting services	4,630	46	(46)	–	–	–
Issuance of common shares, advisory board	150,000	1,500	(1,500)	–	–	–
Issuance of common shares, public offering	8,000,000	80,000	36,416,000	–	–	36,496,000
Stock option compensation expense	–	–	576,831	–	–	576,831
Stock Compensation expense - vested stock	–	–	4,936,497	–	–	4,936,497
Net loss	–	–	–	(6,964,739)	–	(6,964,739)

Balance, June 30, 2025	25,287,786	$252,877	$97,199,116	$(46,144,532)	$–	$51,307,461

Issuance of common shares, Management/BOD	589,232	$5,892	$(5,892)	$–	$–	$–
Issuance of common shares, Option exercises	25,250	253	133,487	–	–	133,740
Issuance of common shares, consulting services	1,539	15	(15)	–	–	–
Issuance of common shares, public offering	5,000,000	50,000	44,851,000	–	–	44,901,000
Issuance of common shares, Rotor Lab acquisition	656,642	6,566	5,916,345	–	–	5,922,911
Issuance of common shares - warrant exercises	8,500	85	42,415	–	–	42,500
Stock compensation expense	–	–	114,960	–	–	114,960
Stock compensation expense – vested stock	–	–	1,987,600	–	–	1,987,600
Net income	–	–	–	1,603,465	–	1,603,465
Equity adjustment from foreign currency translation	–	–	–	–	2,278	2,278

Balance, September 30, 2025	31,568,949	$315,688	$150,239,016	$(44,541,067)	$2,278	$106,015,915

Unusual Machines, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

(continued)

Three and Nine Months Ended September 30, 2026

	Common Stock		Additional				Accumulated Other
	Number of Shares	Par Value	Paid-In Capital	Stocks to be Issued	Accumulated Deficit		Comprehensive Income	Total
Balance, December 31, 2025	37,759,911	$377,596	$229,665,734	$–		$(55,107,131)	$3,470	$174,939,669

Issuance of common shares, Management/BOD	745,883	$7,460	$(7,460)	$–		$–	$–	$–
Issuance of common shares, Option exercises	74,600	747	259,587	–		–	–	260,334
Issuance of common shares, consulting services	40,000	400	(400)	–		–	–	–
Issuance of common shares, CMPO	8,823,529	88,235	138,711,758	–		–	–	138,799,993
Issuance of common shares, warrants	350,000	3,500	3,391,500	–		–	–	3,395,000
Stock option compensation expense	–	–	291,412	–			–	291,412
Stock Compensation expense - vested stock		–	3,648,567	–		–	–	3,648,567
Net income	–	–	–	–		10,282,994	–	10,282,994
Equity Adjustment from Foreign Currency Translation	–	–	–	–		–	19,431	19,431

Balance, March 31, 2026	47,793,923	$477,938	$375,960,698	$–		$(44,824,137)	$22,901	$331,637,400

Issuance of common shares, Management/BOD	8,352	$84	$(84)	$–		$–	$–	$–
Issuance of common shares, Option exercises	46,230	467	326,784	–		–	–	327,251
Issuance of common shares, advisory board	108,000	1,080	(1,080)	–		–	–	–
Issuance of common shares, ATM	2,000,000	20,000	58,178,764	–		–	–	58,198,764
Stock option compensation expense	–	–	2,239,605	–		–	–	2,239,605
Stock Compensation expense - vested stock	–	–	3,405,957	–		–	–	3,405,957
Net loss	–	–	–	–		(7,783,553)	–	(7,783,553)
Equity Adjustment from Foreign Currency Translation	–	–	–	–		–	15,314	15,314

Balance, June 30, 2026	49,956,505	$499,569	$440,110,644	$–		$(52,607,690)	$38,215	$388,040,738

Issuance of common shares, Option exercises	25,925	$258	$162,528	$–	$		$–	$162,786
Stock option compensation expense	–	–	2,595,874	–			–	2,595,874
Stock Compensation expense - vested stock	–	–	2,891,739	–			–	2,891,739
Net loss	–	–	–	–		(25,044,947)	–	(25,044,947)
Equity Adjustment from Foreign Currency Translation	–	–	–	–		–	(13,867)	(13,867)

Balance, September 30, 2026	49,982,430	$499,827	$445,760,785	$–		$(77,652,637)	$24,348	$368,632,323

See accompanying unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Consolidated Condensed Statement of Cash Flows

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$(22,545,507)	$(8,627,553)
Depreciation and amortization	390,717	63,635
Stock-based compensation expense	15,073,154	9,522,261
Unrealized loss (gain) on short-term investments	12,773,139	(5,849,713)
Realized gain on short-term investments	(9,532,673)	–
Bad debt	–	12,146
Contingent consideration	153,000	–
Change in assets and liabilities:
Accounts receivable	(16,923,933)	(122,696)
Inventories	(37,305,429)	(1,746,100)
Prepaid inventory	(13,510,540)	(6,016,951)
Other assets	(1,225,625)	(165,529)
Right of use asset and lease liabilities	74,071	(8,144)
Note Receivable	(5,000,000)	–
Accounts payable and accrued expenses	4,549,114	406,399
Deferred revenue and other current liabilities	(523,634)	1,137,953
Net cash used in operating activities	(73,554,146)	(11,394,292)

Cash flows from investing activities
Acquisition of businesses, net of cash received	–	93,054
Investments in short-term securities	(82,499,998)	(11,000,000)
Proceeds from sale of short-term investments	20,082,674	–
Purchase of property and equipment	(6,481,450)	(1,550,687)
Purchase of intangible assets (patents)	(7,980)	–
Net cash used in investing activities	(68,906,754)	(12,457,633)

Cash flows from financing activities:
Gross proceeds from issuance of common shares, public offering	149,999,993	40,000,000
Gross proceeds from issuance of common shares, registered direct offering	–	48,500,000
Gross proceeds from issuance of common shares, at the market	60,000,000	–
Proceeds from option exercises	750,373	501,610
Proceeds from issuance of common shares, warrant exercises	3,395,000	2,479,466
Common share issuance offering costs	(13,001,236)	(7,103,000)
Net cash provided by financing activities	201,144,130	84,378,076

Net increase in cash	58,683,230	60,526,149
Effect of exchange rates changes on cash	20,878	2,278
Cash, beginning of period	103,261,397	3,757,323

Cash, end of period	$161,965,505	$64,285,750

See accompanying unaudited notes to the consolidated condensed financial statements.

Unusual Machines, Inc.

Notes to Consolidated Condensed Financial Statements

September 30, 2026

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

The financial statements include some amounts that are based on management’s best estimates and judgments. Significant estimates reflected in these consolidated condensed financial statements include those used to (i) determine stock-based compensation, (ii) the fair value of assets acquired and liabilities assumed in business combinations, the fair value of shares issued as consideration and the fair value of contingent consideration in business combinations, (iii) reserves and allowances related to accounts receivable, and inventory, (iv) the evaluation of long-lived assets, including intangibles and goodwill, for impairment, (v) the present value of lease liabilities and related right of use assets, (vi) the fair value of short-term investments including the value of unexercised warrants received, (vii) the warranty liability and sales returns reserves, and (viii) the deferred tax asset valuation allowance.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash deposits in multiple commercial banks and financial services companies. These financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. At September 30, 2026 and December 31, 2025, the Company had approximately $161.7 million and $102.6 million, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of the financial institutions with which it invests.

Accounts Receivable, net

The Company carries its accounts receivable at invoiced amounts. The Company follows ASC 326, Financial Instruments – Credit Losses and has early adopted in fiscal year 2025, ASU 2025-05, under which the Company evaluates all credit losses as of the reporting date. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses based on a history of past write-offs and collections and current credit conditions. Accounts are written-off as uncollectible at the discretion of management. At September 30, 2026 and December 31, 2025, the Company considers accounts receivable to be fully collectible; accordingly, no allowance for credit losses has been established.

Note Receivable

The Company accounts for its note receivable in accordance with ASC 310, Receivables. The note receivable is carried at cost and is evaluated for credit losses in accordance with ASC 326, Financial Instruments – Credit Losses. The Company evaluates embedded features within convertible notes under ASC 815, Derivatives and Hedging, to determine whether any such features require separate accounting as embedded derivatives. The Company reassesses its conclusions regarding embedded features at each reporting date as facts and circumstances change.

Short-Term Equity Investments at Fair Value

The Company measures its investments in equity securities, consisting of common stock, preferred stock, and non-public warrants at fair value with unrealized changes in value recognized in net income (loss) per ASC 321. The Company has established an Equity Investment Valuation and Quarterly Assessment Policy to ensure consistent application of the applicable accounting guidance, including the evaluation of fair value, observable price changes, and impairment indicators. This policy serves as the basis for management's quarterly investment valuation assessments and related accounting conclusions. The Company holds less than a 5% equity interest in each of the companies it invested in as of September 30, 2026.

Short-Term Equity Investments at Cost

The Company accounts for certain equity investments in privately held companies that do not have readily determinable fair values using the measurement alternative under ASC 321, Investments – Equity Securities. Under the measurement alternative, these investments are measured at cost, less impairment, and adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company evaluates these investments at each reporting date to identify observable transactions that may require an adjustment to the carrying amount and indicators of impairment.

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

The Company determines if a contract is a lease or contains a lease at inception. Operating lease liabilities are measured, on each reporting date, based on the present value of the future minimum lease payments over the remaining lease term. The Company’s leases do not provide an implicit rate. Therefore, the Company used an effective discount rate of 8.24% based on its last proposed debt financings. Operating lease assets are measured by adjusting the lease liability for lease incentives, initial direct costs incurred and asset impairments. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term with the operating lease asset reduced by the amount of the expense. The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets. Lease terms do not include an option to renew.

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

The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The following table details the fair value measurements of the Company’s financial assets and liabilities as of September 30, 2026:

	Total	Level 1	Level 2	Level 3
Short term investments – assets:
Common stock	$48,965,766	$48,965,766	$–	$–
Pre-funded warrants	3,686,000	–	3,686,000	–
Non-public warrants	740,000	–	–	740,000
Total short-term investments – assets	$53,391,766	$48,965,766	$3,686,000	$740,000

Contingent consideration from Rotor Lab acquisition	$3,000,000	$3,000,000	$–	$–

The Company calculated the fair value for common stock for short-term investments based on the quoted trading price as of the close of the market multiplied by the total shares held by the Company as of September 30, 2026.

The Company calculated the fair value for pre-funded warrants for short-term investments based on the quoted trading price as of the close of the market multiplied by the total common equivalent shares held by the Company as of September 30, 2026.

The fair value of the non-public warrants investment in 2026 was determined using a Black-Scholes pricing model which values the warrants based on the stock price at the valuation date, the expected life of the warrant, the estimated volatility of the stock of the investee, and the risk-free interest rate over the expected life of the warrant.

The Company used the following inputs related to the non-public warrants fair value as of September 30, 2026:

Supplemental Information	Non-public Warrants
Expected term of the warrants (years)	1.00
Stock price	$4.56
Warrant exercise price	$6.00
Risk free interest rate	4.54%
Volatility	102.76%

The contingent consideration from the Rotor Lab acquisition was based on management’s estimate at the acquisition date of $2,847,000, which is based on the fair value of contingent consideration determined using the Monte-Carlo variable scenario model which values the liability at the measurement date using certain assumptions including the expected revenue over the calculation period, a discount rate applied to revenue projections, the risk-free interest rate over the earnout period and certain estimates and probabilities of different outcomes. The Company updated the expected contingent consideration from the Rotor Lab acquisition to $3,000,000 as of September 30, 2026 based on actual sales during the period. See Note 3 and Note 14 for additional information.

Changes in Level 3 financial instruments are as follows:

	December 31,	Purchases, Issuances and	Change in	September 30,
	2025	Settlements	Fair Value	2026
Non-public warrants investment	$1,135,000	$–	$(395,000)	$740,000

The Company’s financial instruments mainly consist of cash, receivables, short-term investments, other current assets, accounts payable, and accrued expenses. The carrying amounts of cash, receivables, other current assets, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these instruments.

Short Term Investments

Our short-term investments consisting of investments accounted for at fair value and investments accounted for at cost were as follows as of September 30, 2026:

Short-term investments at fair value	Cost	Cumulative Unrealized Gains (Losses)	Fair Value
Common stock	$60,649,998	$(11,684,231)	$48,965,766
Pre-funded warrants	2,850,000	836,000	3,686,000
Non-public warrants	195,000	545,000	740,000
Total	$63,694,998	$(10,303,231)	$53,391,766

Short-term investments at cost	Cost	Impairment / Other Adjustments	Adjusted Cost
Common stock	$10,000,000	$–	$10,000,000
Preferred stock	5,000,000	–	5,000,000
Pre-funded warrants	30,000,000	–	30,000,000
Total	$45,000,000	$–	$45,000,000

Accrued Warranty

Fat Shark generally provides a one-year warranty on all of its products, except in certain European countries where it can be two years for some consumer-focused products from the date of shipment. If a defect arises during the warranty period, Fat Shark will either (i) repair the affected product at no charge using new parts or parts that are equivalent to new in performance and reliability; (ii) exchange the affected product with a functionally equivalent product; or (iii) refund the original purchase price for the affected product. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 24 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize the additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying consolidated balance sheets and amounted to $6,577 and $19,602 as of September 30, 2026 and December 31, 2025, respectively.

Rotor Riot does not provide any warranty of any kind for any of the equipment it sells or otherwise distributes. Consumers assume all risk for any products purchased or received from Rotor Riot.

Rotor Lab does not provide any warranty, but does provide for a seven day defect period. Rotor Lab has not had any material defects for products sold.

Effective September 2025, Unusual Machines, the parent company which manufactures motors has a limited warranty in which it warrants to customers that their products will be free from defects in material and workmanship under normal use and service for up to 90 days. The limited warranty covers manufacturing defects and premature failures and extends only to the original customer and is non-transferrable. The warranty liability is included in accrued expenses on the accompanying consolidated balance sheets and amounted to $317,009 as of September 30, 2026, and $0 as of December 31, 2025.

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

The Company receives revenues from the sale of drone and drone parts to enterprise customers and distributors (“Enterprise Revenue”) and individual consumers (“Retail Revenue”). Revenue is recognized at a point in time when the products are shipped and the price is fixed or determinable, no other significant obligations of the Company exist and collectability is probable. Revenue is recognized when the title to the products has been passed to the customer, which is the date the products are shipped to the customer. This is the date the performance obligation has been met. The Company’s retail return policy allows for certain non-custom or built-to-order products to be returned up to 15 days after the original order is placed so long as it meets specific requirements as outlined in its return policy. The Company’s enterprise return policy allows for returns related to defective product so long as it meets the requirements in its policy. The historical sales returns for retail customers is de minimis and the Company does not have a specific sales return allowance for retail orders. The Company had returns for enterprise orders of $288,000 for the nine-month period ended September 30, 2026. A sales return allowance has not been recorded to date.

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by revenue type for the period ended:

	For the Three months Ended September 30
	2026	2025
Retail revenue	$1,346,107	$1,158,449
Enterprise revenue	12,556,925	976,139
Total revenue	$13,903,032	$2,134,588

The following table presents the Company’s revenue disaggregated by revenue type for the period ended:

	For the Nine months Ended
	September 30
	2026	2025
Retail revenue	$4,521,031	$5,012,473
Enterprise revenue	34,200,305	1,288,384
Total revenue	$38,721,336	$6,300,857

The Company had revenue outside the United States of approximately $1.5 million and $0.25 million for the nine months ended September 30, 2026 and 2025, respectively.

Deferred Revenue

Deferred revenue relates to orders placed and payment received, but not yet fulfilled. All deferred revenue is expected to be recognized within one year. Deferred revenue related to orders placed, but not yet fulfilled totaled $114,491 and $638,125 as of September 30, 2026 and December 31, 2025, respectively.

Cost of Goods Sold

Cost of goods sold includes inventory costs which includes an allocation for labor and rent for our manufactured products, direct packaging costs and production related depreciation, if any. Depreciation included in cost of goods sold for the nine months ended September 30, 2026 and 2025 was $185,431 and $0, respectively.

Shipping and Handling Costs

Shipping and handling costs incurred for products shipped to customers are included in operations expenses and amounted to $873,225 and $226,530 for the nine months ended September 30, 2026 and 2025, respectively. Shipping and handling costs charged to customers are included in sales.

Research and Development

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development costs, materials, and are expensed as incurred.

Income Taxes

The Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realizable in the future. The Company maintains a valuation allowance against its deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. Certain deferred tax liabilities are not available as a source of future taxable income in assessing the realizability of the Company’s deferred tax assets and, accordingly, remain recognized. For the three months ended September 30, 2026, the net change in deferred taxes and the related valuation allowance was immaterial and, accordingly, no income tax expense was recorded.

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

Changes in the cumulative translation adjustments were as follows:

Balance as of December 31, 2025	$3,470
Foreign currency translation adjustment related to Rotor Lab	20,878
Balance as of September 30, 2026	$24,348

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

	For the Three months Ended		For the Nine months Ended
	September 30		September 30
	2026	2025	2026	2025
Weighted average shares used in computing net income per share of common stock, basic	49,968,207	30,002,179	46,094,557	22,610,516
Add incremental shares:
Stock based awards (options and restricted stock units)	–	257,303	–	–
Warrants	–	321,712	–	–
Weighted average shares used in computing net income per share of common stock, diluted	49,968,207	30,581,194	46,094,557	22,610,516

The following table presents the potentially dilutive shares that were excluded for the nine months ended September 30, 2026 and the nine months ended September 30, 2025 from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	For the Nine months Ended	For the Nine months Ended
	September 30	September 30
	2026	2025
Unvested stock options	3,412,793	682,600
Unvested restricted stock awards	726,667	550,000
Warrants	–	1,154,473
Total	4,139,460	2,387,073

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Unusual Machines, which sells drones and drone-related components, operates as a single reportable segment entity. Our chief operating decision maker, our Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Chief Executive Officer primarily evaluates consolidated total revenues and gross margin, consistent with amounts presented in the consolidated statements of operations, in assessing the Company’s performance, and evaluates the Company’s cash position, consistent with amounts presented in the consolidated balance sheets, when making decisions regarding investing and financing activities.

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

The acquisition met the definition of a business combination under ASC 805, Business Combinations, and therefore the assets acquired, and liabilities assumed are accounted for at fair value. The Company issued 656,642 shares of its common stock based on the formula as noted above, which resulted in an initial purchase price of $5,922,911 based on the Company’s stock price of $9.02 on September 3, 2025, which was the closing date of the acquisition. The contingent purchase price has been initially recorded at $2,847,000. The fair value of contingent consideration was determined using the Monte-Carlo variable scenario model which values the liability at the measurement date using certain assumptions including the expected revenue over the calculation period, a discount rate applied to revenue projections, the risk-free interest rate over the earnout period and certain estimates and probabilities of different outcomes. The Company updated the estimated contingent consideration from the Rotor Lab acquisition to $3,000,000 as of September 30, 2026 based on actual sales during the period based on management’s updated estimate.

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

On September 3, 2025, the Company acquired 100% of the issued shares of Rotor Lab. For U.S. federal income tax purposes, the acquisition is treated as a stock purchase. The Company did not make an election under Section 338 of the Internal Revenue Code. As a result, the tax bases of Rotor Lab’s assets and liabilities carry over from their historical amounts, and no step-up in tax basis was recorded for U.S. tax purposes. Goodwill for tax purposes will be amortized over 15 years. The measurement period has since ended, with the only adjustment being to update the Contingent consideration to the full $3,000,000 based on actual sales data.

Note 4 – Inventories

Inventories, which consist solely of raw materials and finished goods was as follows as of September 30, 2026 and December 31, 2025, respectively.

	September 30, 2026	December 31, 2025
Raw materials	$33,330,981	$4,232,774
Finished goods	9,291,096	1,083,874
Total inventory	$42,622,077	$5,316,648

In addition, the Company had prepaid deposits for inventory totaling $23,259,023 and $9,748,483 as of September 30, 2026 and December 31, 2025, respectively.

Note 5 – Other Current Assets

Other current assets included as of:

	September 30, 2026	December 31, 2025
Prepaid insurance	$613,864	$101,689
Prepaid benefits	–	48,606
Prepaid other	697,165	40,327
Interest receivable	59,452	–
Total other current assets	$1,370,481	$190,622

Non-current other assets primarily include rent security deposits of $243,551 related to the operating leases for the Orlando, FL facilities.

Note 6 – Notes Receivable

On July 31, 2026, the Company entered into a $5,000,000 secured convertible promissory note agreement with Owl Autonomous Imaging, Inc. (“Owl”). The note bears simple interest at 7% per annum, computed on an actual/365-day basis, and matures on July 31, 2027, unless earlier repaid, accelerated or converted. Owl may prepay the note at any time, together with accrued and unpaid interest.

The note provides the Company with the option to convert all or a portion of the outstanding principal and accrued interest into Owl equity securities upon a qualifying equity financing or, if the note remains unpaid, at or after maturity. The conversion price is the lower of (i) 80% of the applicable equity financing price or preferred stock conversion price, representing a 20% discount, or (ii) the price determined using a $140 million valuation cap based on Owl’s fully diluted capitalization. The note is secured by a first-priority security interest in specified tangible assets of Owl pursuant to a related security agreement.

The note receivable is carried at amortized cost, including consideration of the conversion feature embedded within the note. As of September 30, 2026, the carrying value of the note receivable was $5,000,000. Interest accrued during the three and nine months ended September 30, 2026 was $59,452 and was recorded within other current assets.

Note 7 – Property and Equipment, net

Property and equipment consist of assets with an estimated useful life greater than one year. Property and equipment are reported net of accumulated depreciation, and the reported values are periodically assessed for impairment. Property and equipment as of:

	September 30, 2026	December 31, 2025
Computer equipment	$829,285	$35,973
Motor production equipment	6,301,428	2,083,354
Office equipment	237,021	–
Tenant improvements	1,382,324	149,280
Total Property and Equipment	8,750,058	2,268,607

Accumulated depreciation	(249,535)	(34,716)
Total property and equipment, net	$8,500,523	$2,233,891

Depreciation expense totaled $214,529 and $2,369 for the nine months ended September 30, 2026 and 2025, respectively. A total of $185,431 and $0 of depreciation expense was recorded to cost of goods sold in related to the production of motors for the nine months ended September 30, 2026 and 2025, respectively.

Note 8 – Operating Leases

The Company has assumed in the February 2024 business combination of Rotor Riot, a five-year operating lease for approximately 6,900 square feet of warehouse and office space in Orlando, Florida. The lease commenced in November 2023 and expires in October 2028. The Company has valued the Right of Use Asset (“ROUA”) and the associated liability, as of February 16, 2024, at $378,430. Operating lease expense totaled $78,859 and $78,859, respectively for the nine months ended September 30, 2026 and 2025. A total of $78,859 was recorded to costs of goods sold for the nine months ended September 30, 2026.

In June 2025, Unusual Machines signed a lease agreement for an additional 17,000 square feet of warehouse/office space in Orlando, FL. This space will be used primarily for motor production. The lease commencement date is August 1, 2025 and currently runs through August 21, 2030. The Company has valued the ROUA and the associated liability, as of August 1, 2025, at $973,443. Operating lease expense totaled $190,293 and $42,287, respectively for the nine months ended September 30, 2026 and 2025. A total of $190,293 was recorded to cost of goods sold for the nine months ended September 30, 2026.

In October 2025, Unusual Machines signed a lease agreement for an additional 25,000 square feet of warehouse/office space in Orlando, FL. This space will be used primarily for order fulfillment and inventory storage. The lease commencement date is December 1, 2025 and currently runs through December 31, 2030. The Company has valued the ROUA and the associated liability, as of December 1, 2025, at $1,430,522. Operating lease expense totaled $279,645 and $0, respectively for the nine months ended September 30, 2026 and 2025.

On December 15, 2025, the Company parent entity entered into a three-year operating lease agreement for an additional 4,500 square feet of space in Orlando, FL. This space will be used for headset production. The lease commenced on January 1, 2026 and expires in December 2028. The Company has valued the ROUA and the associated liability, as of January 1, 2026, at $204,749. Operating lease expense totaled $57,949 and $0, respectively for the nine months ended September 30, 2026 and 2025. A total of $56,441 was recorded to cost of goods sold for the nine months ended September 30, 2026.

On December 10, 2025, the Company parent entity entered into a three-year operating lease agreement for an additional 9,125 square feet of space in Orlando, FL. This space will be used as the Company’s corporate headquarters. The lease commenced on January 1, 2026 and expires in February 2029. In addition, the Company executed an amendment on September 4, 2026 for an additional 10,264 square feet. The Company has valued the ROUA and the associated liability, as of February 1, 2026, at $1,346,610. Operating lease expense totaled $194,698 and $0, respectively for the nine months ended September 30, 2026 and 2025.

The Company has assumed in the acquisition of Rotor Lab on September 3, 2025, a three-year operating lease of warehouse and office space in Canberra, Australia. The leased commenced in May 2024 and expires in April 2027. The Company has valued the ROUA and the associated liability, as of September 3, 2025, at $58,524. Operating lease expense totaled $44,483 and $3,271, respectively for the nine months ended September 30, 2026 and 2025.

The following is a summary of the operating lease right-of-use assets and liabilities at September 30, 2026:

Operating Lease
Operating lease right-of-use assets	$4,437,863
Less: accumulated amortization	(820,529)
Operating lease right-of-use assets, as of September 30, 2026	3,617,334

Operating lease liability	4,437,863
Less: accumulated reduction	(723,660)
Operating lease liability, as of September 30, 2026	3,714,203

Current operating lease liability	972,234
Non-current operating lease liability	2,741,969
Total operating lease liability	$3,714,203

The following is a summary of future lease payments required under the lease agreement:

Year	Future Lease Payments	Operating Lease Discount	Operating Lease Liability

2026	$331,255	$(88,975)	$242,280
2027	1,280,473	(308,868)	971,605
2028	1,312,575	(237,204)	1,075,370
2029	968,441	(96,377)	872,064
2030	585,355	(32,471)	552,884
Total	$4,478,099	$(763,895)	$3,714,203

Supplemental Information	UMAC	Rotor Riot	Rotor Lab
Weighted average remaining lease term (in years)	3.60	2.08	0.58
Weighted average discount rate	10.17%	11.49%	11.49%

During the nine months ended September 30, 2026, the Company commenced new lease arrangements resulting in the recognition of operating lease right-of-use assets and corresponding operating lease liabilities of $1.6M. These additions represent noncash activities and, accordingly, are excluded from the consolidated statements of cash flows.

Note 9 – Goodwill and Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill during the nine months ending September 30, 2026. The carrying value of goodwill was $15,596,105 and $15,596,105 as of September 30, 2026 and December 31, 2025 respectively.

Intangible Assets

As of September 30, 2026, the balances of intangible assets were as follows:

	Type	Gross Value	Accumulated Amortization	Net Value
Patents/IP – Fat Shark	Finite-lived	$824,857	$(214,430)	$610,427
Trademark – Rotor Riot	Indefinite-lived	1,480,130	–	1,480,130
Trade name – Rotor Lab	Finite-lived	46,000	(9,967)	36,033
Customer relationships – Rotor Lab	Finite-lived	190,000	(29,405)	160,595
Non-Compete Agreements – Rotor Lab	Finite-lived	233,000	(126,208)	106,792
Total intangible assets, net		$2,773,987	$(380,010)	$2,393,977

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

Amortization expense for the nine months ended September 30, 2026 and 2025 was $175,898 and $61,266, respectively.

Note 10 – Stockholders’ Equity

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

Common stock issued related to option exercises

During the nine months ended September 30, 2026, several employees of the Company exercised 146,755 of their vested stock options in which the Company issued 146,755 shares of common stock related to these exercises. The Company received total cash proceeds of $750,373 related to the exercise of the stock options.

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

Note 11 – Share Based Awards

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

Stock Options

During the nine months ended September 30, 2026 and 2025, the Company’s Board of Directors approved the grant of 3,075,000 and 527,500, respectively of stock options under the Plan to certain employees. The stock options are subject to certain vesting provisions. Standard vesting on stock options have a six-month cliff vesting in which the first two quarters vest at the six-month mark and quarterly thereafter over a total of four years, however, certain stock options may have immediate vesting or shorter periods as approved. Stock options contractual term range from 5 to 10 years.

The following table presents the activity for stock options outstanding:

	Non-Qualified Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2025	739,684	$6.50	6.25	$–
Granted	3,075,000	18.85	–	–
Forfeited/canceled	(127,500)	11.09	–	–
Exercised	(146,755)	5.11	–	–
Outstanding – September 30, 2026	3,540,429	$17.13	4.91	$26,037,523
Exercisable – September 30, 2026	127,636	$8.24	5.53	$2,072,658

The range of assumptions used to calculate the fair value of options granted during the period ended September 30, 2026 was:

2026
Exercise Price	$12.34 – 19.36
Stock Price on date of grant	$12.34 – 19.36
Risk-free interest rate	3.72% – 4.46%
Dividend yield	–
Expected term (years)	2.5 - 5.45
Volatility	149.00% – 151.22%

The total grant date fair value of stock options granted was $49,399,555 and $3,168,209 during the nine months ended September 30, 2026 and 2025, respectively. The Company recognized $3,253,087 and $714,731 in stock-based compensation expense related to stock options during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was $47,948,404 of unrecognized stock-based compensation expense related to unvested stock options to be recognized over the remaining vesting term through 2032.

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

	Restricted Stock Awards	Weighted Average Grant Date Fair Value - RSA	Restricted Stock Units	Weighted Average Grant Date Fair Value - RSU
Unvested - December 31, 2025	525,000	$9.67	–	$–
Granted	794,235	16.27	108,000	16.78
Forfeited/canceled	–	–	–	–
Vested	(592,568)	9.35	(108,000)	16.78
Unvested – June 30, 2026	726,667	$9.96	–	$–

The total value of restricted stock and restricted stock units was $14,733,972 and $13,021,600 granted during the nine months ended September 30, 2026 and 2025, respectively. The Company recognized $11,820,067 and $8,807,530 in stock-based compensation expense related to restricted stock and restricted stock units during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was $7,627,584 of unrecognized stock-based compensation expense related to unvested restricted stock to be recognized over the remaining vesting term through 2030.

Warrants

The following table presents the activity for warrants outstanding as of September 30, 2026:

Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding - December 31, 2025	350,000	$9.70
Granted	–	–
Forfeited/cancelled/restored	–	–
Exercised	(350,000)	9.70
Outstanding – September 30, 2026	–	$–

On January 9, 2026, 350,000 warrants were exercised related to the July 2025 Registered Direct Offering and the Company received proceeds of $3,395,000.

Note 12 – Related Party Transactions

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

In January 2026, the Company received a $2.1 million order in addition to several smaller orders from Teal Drones, which is a subsidiary of Red Cat Holdings, Inc. (“Red Cat”). Red Cat is a related party as Jeffrey Thompson is the Chief Executive Officer of Red Cat and is also on the Board of Directors of Unusual Machines. The order was delivered in the first half of 2026 and includes several different drone components manufactured and sourced from the Company. The Company recognized approximately $4.2 million in revenue from Red Cat for the nine months ended September 30, 2026. The Company had related party receivables of $1.9 million as of September 30, 2026.

On July 24, 2026, the Company entered into a warrant agreement with 8 Consulting LLC, on behalf of Dr. Allan Evans, the Company’s Chief Executive Officer, providing for the issuance of warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $25.00 per share, subject to shareholder approval. The warrants have a five-year term and vest in five equal tranches upon achievement of specified stock-price targets of $25, $40, $60, $80, and $100 per share. The warrant award was approved by the Company’s shareholders on October 5, 2026. See Note 14 – Subsequent Events for additional information.

Note 13 – Commitments and Contingencies

There are no currently no open commitments or contingencies as of September 30, 2026.

Note 14 – Subsequent Events

CEO Warrant Award

On July 24, 2026, the Company entered into a warrant agreement with 8 Consulting LLC, on behalf of Dr. Allan Evans, the Company’s Chief Executive Officer, providing for the issuance of warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $25.00 per share, subject to shareholder approval. The warrant award was approved by the Company’s shareholders on October 5, 2026.

The warrants have a five-year contractual term and vest in five equal tranches of 1,000,000 warrants each upon achievement of specified stock-price thresholds of $25, $40, $60, $80, and $100 per share, respectively, based on the average closing price of the Company’s common stock over 20 consecutive trading days.

The Company is evaluating the accounting treatment of the award under ASC 718, Compensation-Stock Compensation, including the determination of the requisite service period. The grant-date fair value is expected to be determined using a Monte Carlo simulation model. The resulting stock-based compensation expense and recognition period will depend on the final assessment of the award’s substantive terms and applicable accounting guidance.

Acquisition of Upgrade Energy

On October 19, 2026, the Company completed its acquisition of Upgrade Energy, a manufacturer of battery products and related technologies for unmanned aircraft systems. The transaction purchase price is estimated at $52.0 million. At closing, the Company (i) issued Matthew Barnard, the former sole shareholder of Upgrade Energy, 1,792,012 shares of the Company’s common stock and (ii) paid him $1 million in cash. The common stock was valued at $13.9508 per share which was based on the preceding 5 day volume weighted average share price of the Company’s common stock prior to signing the definitive agreement. The Company estimated the common stock to be valued at approximately $25.0 million. This valuation for accounting purposes could be subject to change based on the Company’s common stock price at the time of closing. The Company agreed to pay Mr. Barnard up to an additional $26.0 million in cash based on the Company recognizing $10.0 million in revenue related to internally manufactured batteries during the first two years after the closing date. In connection with the closing, the Company entered into a two-year Employment Agreement to act as Chief Executive Officer at an annual base salary of $300,000 per year. The Company also entered into a Registration Rights Agreement with him agreeing to register the common stock it issued to him at the closing.

The Company is in the process of determining the acquisition-date fair values of the assets acquired and liabilities assumed, including inventory, property and equipment, identifiable intangible assets and other working capital balances.

As the acquisition occurred subsequent to September 30, 2026, the transaction has not been reflected in the Company’s condensed consolidated balance sheet as of that date. The purchase consideration and fair value information will be disclosed when the information becomes available.

Rotor Lab Contingent Consideration

In connection with the Company’s acquisition of Rotor Lab Pty. Ltd. on September 3, 2025, the purchase agreement provides for contingent consideration based on qualifying revenue generated from specified internally manufactured motor products during the twelve-month earnout period ending September 2, 2026.

Subsequent to September 30, 2026, the Company issued 137,260 shares of its common stock in settlement of the first earnout tranche, representing contingent consideration of $3.0 million.

The issuance represents settlement of contingent consideration associated with the prior acquisition.

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

Recent Developments

Acquisition of Upgrade Energy

On October 19, 2026, we closed the previously disclosed acquisition of DroneNX, LLC which operates as Upgrade Energy (“Upgrade Energy”), a manufacturer of battery and power systems solutions for unmanned aerial systems. At the closing, we issued Matthew Bard, the sole owner of Upgrade Energy 1,792,012 shares of the Company’s common stock and paid Mr. Barnard $1 million in cash. We also may also pay him up to an additional $26 million as an earnout based upon future battery sales. See Note 14 to our Consolidated Condensed Financial Statements.

The acquisition adds battery expertise to our domestic manufacturing and engineering capabilities, adds additional drone components to our product mix, and strengthens our overall domestic supply chain and manufacturing capabilities. In addition to Upgrade Energy’s California facility, we expect to open a battery manufacturing facility in Orlando, Florida in either December or January.

We completed the acquisition as of October 19, 2026.

Results of operations

Three Months Ended September 30, 2026 and 2025

Revenue

During the three months ended September 30, 2026 we generated revenues totaling $13,903,032 compared to $2,134,588 during the three months ended September 30, 2025, representing an increase of $11,768,444 or 551%. The increase in revenue primarily relates to the increase and establishment of our enterprise business and revenue related to our National Defense Authorization Act (“NDAA”) and Blue UAS products. Our enterprise revenue was $12,556,925 for the three months ended September 30, 2026 compared to $976,138 for the three months ended September 30, 2025. We started manufacturing production on certain products including drone motors, headsets, cameras and other drone related products during 2026. As we continue to expand our manufacturing capabilities and the larger drone market develops, we continue to see significant increased interest and demand in our manufactured products in the fourth quarter. We expect our revenue to continue to grow as we continue to build out our capacity including our manufacturing facilities and products and significantly increasing our manufacturing staff to handle additional demand from the market. With the acquisition of Upgrade Energy and the opening of our new Orlando battery manufacturing facility, we see battery manufacturing being a key part of the total mix of sales.

Cost of Goods Sold & Gross Profit

During the three months ended September 30, 2026, our cost of goods sold was $8,986,728 compared to $1,294,200 during the three months ended September 30, 2025, resulting in an increase of $7,692,528 or 594%. Cost of goods sold primarily relate to product costs from our sales, but also include certain shipping and other direct and indirect product costs. The increase in cost of goods sold is driven entirely by the increase in our revenue.

During the three months ended September 30, 2026, our gross profit was $4,916,304 compared to $840,388 during the three months ended September 30, 2025, resulting in an increase of $4,075,916 or 485%. Our gross margin, as a percentage of sales, totaled 35.47% during the three months ended September 30, 2026, compared to gross margin of approximately 39.4% during the three months ended September 30, 2025. Our gross profit is entirely driven based on our growth in top line revenue, while the decrease in margins is driven primarily by our continued and rapid expansion of manufacturing, however, we believe our margins are still within normal operating limits and will continue to increase as our manufacturing process continues to mature.

Operating Expenses

During the three months ended September 30, 2026, operations expenses totaled $2,012,744 compared to $636,705 during the three months ended September 30, 2025, resulting in an increase of $1,376,039 or 216%. Operations expense relate to expenses incurred for fulfilling orders and warehouse related expenditures including our warehouse personnel, supplies, and shipping expenses. The increase primarily relates to additional costs incurred related to our motor factory operations that we are putting in place along with additional shipping costs from the increase in revenue.

During the three months ended September 30, 2026, research and development expenses totaled $350,548 compared to $39,369 for the three months ended September 30, 2025, resulting in an increase of $311,179 or 790%. Research and development expense primarily relates to new product development and is subject to fluctuations based on specific research and development projects ongoing during the period and include both internal and external resources and costs associated with new product development.

During the three months ended September 30, 2026, sales and marketing expenses totaled $613,614 compared to $373,539 for the three months ended September 30, 2025, resulting in an increase of $240,075 or 64%. The increase primarily relates to the buildout of our sales and marketing teams as our business shifts from retail to enterprise. In addition, we incurred additional expenses during the second quarter related to marketing events and increase in ad spend during the period.

During the three months ended September 30, 2026, general and administrative expenses totaled $10,238,161 compared to $4,730,063 for the three months ended September 30, 2025, an increase of $5,508,098 or 116%. General and administrative expenses include expenses related to operating as a public company, including legal, auditing and other professional fees, public company insurance expense, investor relations and other costs associated with being public. We have also increased our headcount to support our growth, including expanding our accounting, HR, and facilities staff. We expect our general and administrative expenses to increase as we continue to increase our infrastructure with additional hires, systems and processes, and as we become subject to additional compliance related activities. We also anticipate professional fees and other expenses related to being a public company to increase. In addition, we anticipate our non-cash stock compensation expense to be higher in 2026. We do not anticipate our general and administrative expenses to increase at the same rate as our revenue as we start to gain operational efficiencies at scale.

Other Income (Expense)

During the three months ended September 30, 2026, other income and expense totaled other expense of $16,681,327 compared to other income of $6,565,202 during the three months ended September 30, 2025, resulting in a decrease of $23,246,529. This decrease relates primarily to our unrealized loss from short-term investments of $24,231,394 offset by an increase in interest income increase of $985,489.

Net Income (Loss)

Our net loss for the three months ended September 30, 2026, totaled $25,044,948 compared to a net income of $1,603,465 for the three months ended September 30, 2025, resulting in an increase in net loss of $26,648,413 or 1,661%. This increase in net loss primarily relates to the increase in unrealized loss from trading securities of $24,231,394.

Results of Operations – Nine Months Ended September 30, 2026 compared to the Nine Months Ended September 30, 2025

Revenue

During the nine months ended September 30, 2026 we generated revenues totaling $38,721,336 compared to $6,300,857 during the nine months ended September 30, 2025, representing an increase of $32,420,479 or 515%. The growth in revenue is driven from growth in our existing retail channel and expanding our enterprise channel as we are manufacturing additional NDAA and Blue UAS products. Our enterprise revenue was $34,200,305 for the nine months ended September 30, 2026 compared to $1,288,384 for the nine months ended September 30, 2025. We started manufacturing production on certain products including drone motors, headsets, cameras and other drone related products during the first half of 2026. As we continue to expand our manufacturing capabilities and the larger drone market develops, we continue to see significant increased interest and demand in our manufactured products as we head into 2027. We expect our revenue to continue to grow as we continue to build out our capacity including our manufacturing facilities and products and significantly increasing our manufacturing staff to handle additional demand from the market.

Cost of Goods Sold & Gross Profit

During the nine months ended September 30, 2026, we incurred cost of goods sold of $25,348,791 compared to $4,168,984 during the nine months ended September 30, 2025, resulting in an increase of $21,179,807 or 508%. Cost of goods sold primarily relate to product costs from our sales, but also include certain shipping and other direct and indirect product costs. The increase in cost of goods sold is driven entirely by the increase in our revenue.

During the nine months ended September 30, 2026, our gross profit was $13,372,545 compared to $2,131,873 during the nine months ended September 30, 2025, resulting in an increase of $11,240,672 or 527%. Our gross margin, as a percentage of sales, totaled 34.5% during the nine months ended September 30, 2026, compared to 33.8% during the nine months ended September 30, 2025. We anticipate our gross margin to fluctuate period to period depending on certain promotions and products that are sold during the period and the mix of retail and enterprise sales during the period. The margins we generated during the first half of the year are in line with our expectations and our normal operating margins.

Operating Expenses

During the nine months ended September 30, 2026, operations expenses totaled $5,380,364 compared to $1,343,584 during the nine months ended September 30, 2025, resulting in an increase of $4,036,780 or 300%. Operations expenses primarily relate to our direct operations including our warehouse personnel and warehouse expenses. In addition, we have started incurring additional operations related expenses as we start incurring non-product costs related to our motor production and headset facilities. We expect our operations expense to increase as we continue to hire additional staff to support our operations including engineering staff to help improve process and gain efficiencies. We anticipate additional operating expenses in the fourth quarter as we set up additional battery facilities with the completion of the Upgrade Energy acquisition and look to continue to expand additional operations including anew Orlando, Florida battery manufacturing facility in December or January.

During the nine months ended September 30, 2026, research and development expenses totaled $994,649 compared to $110,002 for the nine months ended September 30, 2025, resulting in an increase of $884,647 or 804%. Research and development expense primarily relates to new product development from both internal and external resources and costs associated with these new products.

During the nine months ended September 30, 2026, sales and marketing expenses totaled $1,983,665 compared to $883,513 for the nine months ended September 30, 2025, resulting in an increase of $1,100,152 or 125%. Sales and marketing expenses primarily relate to advertising spend related to Rotor Riot, marketing events and payroll expenses for our sales and marketing team. The increase relates mainly to adding additional staffing to our sales and marketing team. We anticipate our sales and marketing costs to increase in 2026 related to expanding our enterprise sales team, however, we expect these increases to be at a lower rate than our revenue and other expenses as our enterprise sales are more dedicated efforts, while our retail revenue is driven off of advertising sales.

During the nine months ended September 30, 2026, general and administrative expenses totaled $28,265,622 compared to $15,151,160 for the nine months ended September 30, 2025, an increase of $13,114,462 or 87%. General and administrative expenses include expenses related to operating as a public company, including legal, auditing and other professional fees, public company insurance expense, and other costs associated with being public. We have also increased our headcount to support our growth, including increasing our accounting, HR, and facilities staff. We expect our general and administrative expenses to increase as we continue to build out our infrastructure with additional hires and systems. We also anticipate professional fees and other expenses related to being a public company to increase. In addition, we anticipate our non-cash stock compensation expense to be higher in the fourth quarter of 2026. We do not anticipate our general and administrative expenses to increase at the same rate as our revenue as we start to gain operational efficiencies at scale.

Other Income (Expense)

During the nine months ended September 30, 2026, other income and expense totaled $911,244 compared to $6,792,468 during the nine months ended September 30, 2025, resulting in a decrease of $5,881,224. The decrease primarily relates to unrealized losses from trading securities of $18,622,853, offset by a realized gain from investments of $9,532,673 and an increase in interest income of $3,370,462.

Net Income (Loss)

Our net loss for the nine months ended September 30, 2026, totaled $22,545,507 compared to a net loss of $8,627,553 for the nine months ended September 30, 2025, resulting in an increase in net loss of $13,917,954 or 161%. The increase primarily relates to unrealized losses from investments of $18,622,853, offset by a realized gain from investments of $9,532,673 and an increase in interest income of $3,370,462.

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

Operating Activities

Net cash used in operating activities was $73,554,146 during the nine months ended September 30, 2026, compared to net cash used in operating activities of $11,394,294 during the nine months ended September 30, 2025, representing an increase of $62,159,852 or 545%. The increase was primarily attributable to changes in working capital, including increase in inventory of $35,559,329, prepaid and deposits for inventory of $7,493,589, accounts receivable of $16,801,237, and offset by an increase in accounts payable and accrued expenses of $4,142,716, and an increase in operating lease liabilities of $1,164,495. The Company recorded unrealized loss on short term investments of $12,773,139 and realized gains of $9,532,673.

Investing Activities

Net cash used in investing activities was $68,906,754 during the nine months ended September 30, 2026 compared to net cash used in investing activities of $12,457,633 during the nine months ended September 30, 2025, representing an increase of $56,449,121. This increase consisted of $82,499,998 used in our strategic short-term investments, $6,295,729 in purchases of property and equipment, partially offset by proceeds from sales of short term investments of $20,082,674.

Financing Activities

Net cash provided by financing activities totaled $201,144,130 during the nine months ended September 30, 2026, compared to net cash provided by financing activities of $84,378,076 during the nine months ended September 30, 2025, resulting in an increase in net cash provided by financing activities of $116,766,054. Our 2026 proceeds are from a public offering of common shares of $149,999,993 and our at-the-market offering of $60,000,000 offset by offering costs of $13,001,236. Our 2025 proceeds included a public offering of common stock of $40,000,000 offset by offering costs of $3,504,000. In addition we had proceeds from warrant exercises of $3,395,000, and option exercises of $750,373 during 2026 as compared to $2,479,466 and $501,610, respectively during 2025.

Liquidity and capital resources

As of September 30, 2026, we had current assets totaling $351,312,208 primarily consisting of cash balances of $161,965,505, short-term investments of $98,391,766, accounts receivable of $18,703,356, inventory of $42,622,077, other current assets of $1,370,481 and deposits for inventory of $23,259,023. As of September 30, 2026, our current liabilities totaled $10,142,634 and consisted primarily of accounts payable and accrued expenses of $6,055,909, deferred revenue of $114,491, the current portion of operating lease liabilities of $972,234, and contingent consideration of $3,000,000 related to the Rotor Lab acquisition. Our net working capital as of September 30, 2026 was $336,169,577.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2026.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes In Controls Over Financial Reporting

During the quarter ended September 30, 2026, the Company continued to strengthen its internal controls, including the implementation of advanced inventory modules within NetSuite for its financial and transactional reporting. In addition, the Company hired additional staff within the accounting, finance, information technology and human resource functions and updated its process documentation for financial reporting. Finally, the Company engaged a professional consulting firm to assist with its Sarbanes-Oxley readiness program, which includes ongoing documentation, testing and evaluation of its internal control over financial reporting. We believe that these changes have remediated the previously disclosed material weaknesses in internal control over financial reporting, which related to insufficient segregation of duties within accounting functions and the lack of written documentation of our internal control policies and procedures.

Other than as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings that we believe, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our Prospectus dated October ___, 2026 and under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to the information set forth in this Form 10-Q, you should carefully consider those risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

All recent sales of unregistered securities have been previously reported.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the nine months ended September 30, 2026.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date
1.1	Capital on DemandTM Sales Agreement		8-K	1.1	8/29/25
2.1	Agreement and Plan of Merger dated as of May 7, 2026, among the Company, Upgrade, DroneNX LLC, and Matthew Barnard+		8-K	1.1	5/11/26
3.1	Articles of Incorporation		8-K	3.1	4/23/24
3.2	Amended and Restated Bylaws		8-K	3.1	10/8/24
3.2(a)	Amendment No. 1 to Amended and Restated Bylaws		8-K	3.1	2/5/25
3.2(b)	Amendment No. 2 to Amended and restated Bylaws		8-K	3.1	1/29/26
3.2(c)	Amendment No. 3 to Amended and restated Bylaws		8-K	3.1	8/12/26
4.1	Description of Securities		8-K	4.1	10/23/26
4.2	Allan Evans Warrant Agreement		DEF 14A	Annex A	8/24/26
10.1	Allan Evans Non-Compete Agreement		8-K	10.9	2/22/24
10.2	Management Services Agreement #		8-K	10.1	5/6/24
10.3	Placement Agency Agreement, dated as of May 5, 2025, by and between Unusual Machines, Inc. and Dominari Securities, LLC		8-K	10.1	5/7/25
10.4	Form of Restricted Stock Agreement		8-K	10.1	5/21/25
10.5	Rotor Lab Pty Ltd Share Purchase Agreement, dated June 12, 2025		8-K	10.1	6/13/25
10.6	Form of Securities Purchase Agreement		8-K	10.1	7/15/25
10.7	Placement Agency Agreement		8-K	10.2	7/15/25
10.8	Amended and Restated 2022 Equity Incentive Plan #		S-8	4.1	2/13/26
10.9	Placement Agency Agreement, dated as of March 19, 2026, by and among Unusual Machines, Inc., Dominari Securities, LLC and JonesTrading Institutional Services LLC		8-K	10.1	3/23/26

10.10	Lease for Battery Facility in Orlando		8-K	10.1	6/25/26
10.11	Employment Agreement entered into as of October 19, 2026, between the Company and Matthew Barnard#		8-K	10.1	10/23/26
10.12	Registration Rights Agreement entered into as of October 19, 2026, between the Company and Matthew Barnard		8-K	10.2	10/23/26
16.1	Letter from Salberg & Company, P.A.		8-K	16.1	8/12/26
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)
101.INS	Inline XBRL Instance Document	(1)
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	(1)

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC Staff upon request.
#	Indicates management contract or compensatory plan, contract or agreement.
(1)	Filed herein
(3)	Furnished herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unusual Machines, Inc.

By:	/s/ Allan Evans
Allan Evans Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Hoff
Brian Hoff Chief Financial Officer

Date: November 5, 2026

